Form 10-K/A
period 2020-12-31
ALEXION PHARMACEUTICALS, INC.
filed 2021-02-16
CIK 899866

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on The Nasdaq Stock Market LLC on June 30, 2020, was $23,566,236,936.(1)

Common Stock	$0.0001 par value	219,847,960
Class		Outstanding as of February 12, 2021

(1) Excludes 9,177,173 shares of common stock held by directors, executive officers and their respective affiliates at June 30, 2020. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”) of Alexion Pharmaceuticals, Inc. filed with the Securities and Exchange Commission (the “SEC”) on February 8, 2021. In this Amendment No. 1, unless the context indicates otherwise, the designations “Alexion,” the “Company,” “we,” “us” or “our” refer to Alexion Pharmaceuticals, Inc. and its wholly-owned subsidiaries.
This Amendment No. 1 is being filed solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accountant Fees and Services” of Part III of Form 10-K. On the cover page of the 2020 Annual Report, we have deleted the reference to the incorporation by reference of portions of an amendment to the Annual Report on Form 10-K into Part III of the 2020 Annual Report and updated the outstanding share numbers. Items 10, 11, 12, 13 and 14 of Part III of the 2020 Annual Report are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.
Except as described above, no other amendments are being made to the 2020 Annual Report. This Amendment No. 1 does not reflect events occurring after the February 8, 2021 filing of the 2020 Annual Report or modify or update the disclosure contained in the 2020 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2020 Annual Report and our other filings with the SEC.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Listed below are our current directors with their biographies. The information concerning the directors has been furnished by them to us. In addition, we have summarized the qualifications for each director relating to their service on our Board of Directors (Board). The Board seeks independent directors who represent a range of viewpoints, backgrounds, skills, experience and expertise. Directors should possess the attributes necessary to be an effective member of the Board, including the following: personal and professional integrity, high ethical values, sound business judgment, demonstrated exceptional business and professional skills and experience, teamwork and a commitment to the long-term interests of Alexion and its shareholders
Each director is elected to hold office (subject to our By-laws) until the next annual meeting and until his or her successor has been elected and qualified.

Felix J. Baker
Age: 51*	Dr. Baker is Co-Managing Member of Baker Bros. Advisors LP, an investment advisor focused on investments in life science and biotechnology companies. Dr. Baker and his brother, Julian Baker, started their fund management careers in 1994 when they co-founded a biotechnology investing partnership with the Tisch Family. In 2000, they founded Baker Bros. Dr. Baker holds a B.S. and a Ph.D. in Immunology from Stanford University, where he also completed two years of medical school.
Alexion Director Since: 2015
Committee Memberships: Nominating and Corporate Governance, Science and Innovation (Chair)
Other Public Company Directorships
Current: Seattle Genetics, Inc., Kodiak Sciences, Inc., Kiniksa Pharmaceuticals, LTD., IGM Biosciences, Inc.
Past 5 Years: Genomic Health Inc.

Qualifications
■ Broad experience serving as both a director and investor of biotechnology companies providing a strategic perspective of the industry
■ Extensive experience evaluating and developing strategic business plans in the biotechnology industry
■ Deep transaction experience in the biotechnology industry providing tremendous value in evaluating external opportunities
■ Significant industry and product development knowledge from a more than 25 year career investing in biotechnology companies

David R. Brennan, Chairman of the Board
Age: 67*	Mr. Brennan served as Interim Chief Executive Officer of Alexion from December 11, 2016 to March 27, 2017. From 2006 to 2012, he was Chief Executive Officer and Executive Director of AstraZeneca PLC, one of the world’s largest pharmaceutical companies. Mr. Brennan worked for Astra Merck, Astra, and AstraZeneca in increasing roles of responsibility from 1992 through 2012, including as Executive Vice President of North America from 2001 to 2006, and as Senior Vice President of Commercialization and Portfolio Management from 1999 to 2001. Prior to the merger of Astra AB and Zeneca Plc, he served as Senior Vice President of Business Planning and Development of Astra Pharmaceuticals LP, the American subsidiary of Astra AB. Mr. Brennan began his career at Merck and Co. Inc., where he rose from Sales Representative in the U.S. Division to General Manager of Chibret International, a French subsidiary of Merck. He received a BA in business administration from Gettysburg College, where he is the Chairman of the Board of Trustees.
Alexion Director Since: 2014
Committee Memberships: Leadership and Compensation, Nominating and Corporate Governance
Other Public Company Directorships
Current: Insmed Incorporated
Past 5 Years: Innocoll Holdings plc

Qualifications
■ Extensive experience as an executive leader in the pharmaceutical industry, serving as chief executive officer of one of the largest multinational pharmaceutical companies in the world
■ Significant industry and regulatory knowledge from a more than 39 year career in the pharmaceutical industry and serving as a director on multiple public company and industry trade group boards
■ Extensive experience evaluating and developing complex strategic business plans
■ Brings valued operational perspectives to the Board on matters of talent recruiting and development, executive compensation, benefits and leadership
■ Extensive global and M&A experience

Christopher J. Coughlin
Age: 67*	Mr. Coughlin served as Advisor to the Chairman and CEO of Tyco International Ltd., a global provider of diversified products, services and industries, from 2010 to 2012, and as Executive Vice President and Chief Financial Officer of Tyco from 2005 to 2010, during a period of significant international growth and restructuring. Mr. Coughlin previously served at the Interpublic Group of Companies, Inc. as Executive Vice President, Chief Operating Officer from 2003 to 2004. From 1998 to 2003, he served as Executive Vice President and Chief Financial Officer of Pharmacia Corporation. From 1997 to1998, he was President, International at Nabisco Group Holdings and from 1996 to 1997 was Executive Vice President and Chief Financial Officer of Nabisco. From 1981 to 1996, Mr. Coughlin held various positions with Sterling Winthrop Incorporated, including Chief Financial Officer. Mr. Coughlin received a BS in accounting from Boston College. Mr. Coughlin is an audit committee financial expert.
Alexion Director Since: 2014
Committee Memberships: Audit and Finance (Chair), Leadership and Compensation
Other Public Company Directorships
Current: Prestige Consumer Healthcare Inc., Karuna Therapeutics
Past 5 Years: Allergan plc, Covidien Ltd., Dun & Bradstreet Corp., Hologic Inc.

Qualifications
■ Extensive experience in complex financial and accounting matters, including public accounting and reporting
■ Extensive experience evaluating and developing strategic goals for global organizations
■ Broad experience serving on public international and domestic company boards provides valued perspective on corporate governance and financial matters
■ Extensive operational experience managing complex global organizations

Deborah Dunsire
Age: 58*	Since September 1, 2018, Dr. Dunsire has served as President and Chief Executive Officer of H. Lundbeck A/S. From 2005 to 2013, Dr. Dunsire served as President and Chief Executive Officer of Millennium Pharmaceuticals, Inc., where she led the transformation of the company into a biotechnology industry leader. Prior to Millennium, which became Takeda Oncology, Dr. Dunsire led the Novartis North America Oncology Business through a period of significant growth during her 10-year tenure. She also previously served as President and Chief Executive Officer of FORUM Pharmaceuticals and in a variety of Research and Development and Commercial positions with Sandoz AG. From January 2017 until March 2017, Dr. Dunsire served as President and Chief Executive Officer of XTuit Pharmaceuticals, Inc., a privately held biopharmaceutical company developing novel therapeutics. Dr. Dunsire received her medical degree from the University of Witwatersrand, Johannesburg, South Africa.
Alexion Director Since: 2018
Committee Memberships: Science and Innovation, Leadership and Compensation
Other Public Company Directorships
Current: Ultragenyx Pharmaceutical, Inc.
Past 5 Years: Allergan Inc., Takeda Pharmaceuticals, Inc.

Qualifications
■ More than thirty years of experience in the biopharmaceutical industry
■ Brings value to the Board through experience as a chief executive officer of innovative companies focused on drug research and development
■ Extensive experience leading complex drug discovery, development and commercialization organizations
■ Possesses deep scientific and medical expertise

Paul Friedman
Age: 78*	Since July 2016, Dr. Friedman has served as Chairman of the Board of Directors and Chief Executive Officer of Madrigal Pharmaceuticals. Dr. Friedman served as the CEO and a Director of Incyte Corporation from November 2001 until his retirement in January 2014. He served as President of Research & Development for the DuPont-Merck Pharmaceutical Company, and also as President of DuPont Pharmaceuticals Research Laboratories, a wholly owned subsidiary of the DuPont Company. He has also held executive and R&D positions with DuPont Pharmaceuticals Research Laboratories, Merck Research Laboratories, and Merck Sharp & Dohme Corporation. Prior to his tenures at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a diplomat of the American Board of Internal Medicine and a member of the American Society of Clinical Investigation. Dr. Friedman received his A.B. in Biology from Princeton University and his M.D. from Harvard Medical School.

Alexion Director Since: 2017
Committee Memberships: Nominating and Corporate Governance, Science and Innovation
Other Public Company Directorships
Current: Incyte Corporation, Madrigal Pharmaceuticals, Inc.
Past 5 Years: Cerulean Pharmaceuticals, Inc., Synta Pharmaceuticals, Inc., Verastem Pharmaceuticals

Qualifications
■ More than 40 years of experience in the biopharmaceutical industry
■ Deep experience in research and both early and late stage clinical development
■    Extensive experience building and leading R&D organizations, expanding company pipelines of assets, and overseeing the commercial development of innovative therapeutic products across a range of areas

■ Brings valuable perspectives to the Board as a chief executive officer in the biopharmaceutical industry

Ludwig N. Hantson
Age: 58*	Dr. Hantson became Chief Executive Officer of Alexion on March 27, 2017. Prior to joining Alexion, Dr. Hantson was President and Chief Executive Officer of Baxalta Incorporated. He led Baxalta’s successful spin-off as a public company from Baxter International Inc. in July 2015 where he was President of Baxter BioScience. He joined Baxter in May 2010 and established the BioScience division as an innovative specialty and rare disease company with a pipeline of 25 new product candidates, and 13 product launches. Prior to Baxter, from 2001 to 2010, Dr. Hantson held several leadership roles at Novartis AG, including CEO of Pharma North America, CEO of Europe, and President of Pharma Canada. Prior to Novartis, Dr. Hantson spent 13 years with Johnson & Johnson in roles of increasing responsibility in marketing and research and development. Dr. Hantson received his Ph.D. in motor rehabilitation and physical therapy, Master’s degree in physical education, and a certification in high secondary education, all from the University of Louvain in Belgium.
Alexion Director Since: 2017
Committee Memberships: None
Other Public Company Directorships
Current: Hologic, Inc.
Past 5 Years: Baxalta Incorporated, Baxter International Inc.

Qualifications
■ More than 30 years of experience in the biopharmaceutical industry
■ Extensive experience as an executive leading global, innovative organizations
■ Deep development, regulatory and commercial experience in the biopharmaceutical industry
■ Chief Executive Officer of Alexion

John T. Mollen
Age: 70*	Mr. Mollen served as Executive Vice President, Human Resources of EMC Corporation from May 2006 until his retirement in February 2014, including two years as special advisor to the President. He joined EMC as Senior Vice President, Human Resources in September 1999. Prior to joining EMC, Mr. Mollen was Senior Vice President of Human Resources with Citigroup Inc., a financial services company, from July 1997 to September 1999. Prior to Citigroup, he held a number of positions of increasing responsibility with Harris Corp., an international communications and technology company, including Vice President of Administration. Mr. Mollen serves as a director for a number of not-for-profit and professional boards, including the New England Healthcare Institute, the HR Policy Association, and the Center on Executive Compensation, and is an advisory board member for Working Mother magazine, and he is Chairman of the Board of Trustees of Worcester Polytechnic Institute. Mr. Mollen received a B.A. in Economics from St. John Fisher College, and a Master's degree in Labor Relations from St. Francis College in Pennsylvania.
Alexion Director Since: 2014
Committee Memberships: Audit and Finance, Leadership and Compensation (Chair)
Other Public Company Directorships
Current: None
Past 5 Years: None

Qualifications
■ Significant experience in executive compensation policy and administration
■ More than 30 years as chief human resources senior executive
■ Extensive operational experience leading human resource function for large, public, complex, global organizations, including a Fortune 200 company
■ Brings valued operational perspectives to the Board on matters of talent recruiting and development, executive compensation, benefits and leadership
■ Extensive global and deep M&A experience

Francois Nader
Age: 64*	Dr. Nader served as President, Chief Executive Officer, and Executive Director of NPS Pharma, a global biotechnology company that was focused on delivering innovative therapies to patients with rare diseases, from 2008 to 2015. Prior to NPS, Dr. Nader was a venture partner at Care Capital, a venture capital firm. He previously served on the North America Leadership Team of Aventis Pharma and its predecessor companies, holding a number of executive positions in integrated healthcare markets and medical and regulatory affairs. He also led global commercial operations at the Pasteur Vaccines division of Rhone-Poulenc. Dr. Nader earned his French Doctorate in Medicine from St. Joseph University in Lebanon and a physician executive MBA from the University of Tennessee. Dr. Nader is an audit committee financial expert.

Alexion Director Since: 2017
Committee Memberships: Audit and Finance, Science and Innovation
Other Public Company Directorships
Current: Acceleron Pharma, Inc., Moderna, Inc.,
Past 5 Years: Clementia Pharmaceuticals, Inc., Advanced Accelerator Applications, Inc., Baxalta Incorporated, Prevail Therapeutics Inc.

Qualifications
■ Extensive experience in the biopharmaceutical industry
■ Broad experience with organizations focused on developing and launching rare disease therapies
■ Experienced biopharmaceutical chief executive officer with strong background across both commercial and R&D functions
■ Deep experience investing in biotechnology companies providing valuable insight in evaluating internal development product initiatives and external opportunities

Judith Reinsdorf
Age: 57*	Ms. Reinsdorf previously served as Executive Vice President and General Counsel of Johnson Controls International, a global leader in building products and technology and integrated solutions from September 2016 to November 2017, following its merger with Tyco International, where she served as Executive Vice President and General Counsel from March 2007 until September 2016. Prior to Johnson Controls, Ms. Reinsdorf served as Vice President, General Counsel and Secretary of C. R. Bard, Inc., as Vice President and Corporate Secretary of Tyco, as Vice President and Associate General Counsel of Pharmacia Corporation, and as Assistant General Counsel and Chief Legal Counsel, Corporate, at Monsanto Company. Ms. Reinsdorf earned her bachelor’s degree from the University of Rochester and her J.D. from Cornell Law School.

Alexion Director Since: 2018
Committee Memberships: Audit and Finance, Nominating and Corporate Governance (Chair)
Other Public Company Directorships
Current: None
Past 5 Years: Dun & Bradstreet Corp.

Qualifications
■ Brings strong corporate governance, compliance and legal expertise to the Board
■ Broad experience in global compliance, strategic planning, data privacy, and regulatory matters
■ Extensive experience leading legal functions at large U.S. public companies with global operations and in regulated industries
■ Extensive global and deep M&A experience

Andreas Rummelt
Age: 64*	Dr. Rummelt has served as the Chief Executive Officer of InterPharmaLink AG, a management consulting firm focused on advising companies in the healthcare industry, since January 2011. From December 2008 until January 2010, Dr. Rummelt was Group Head of Quality Assurance and Technical Operations at Novartis. He had been a member of the Executive Committee of Novartis from January 2006 until his resignation in January 2010. He joined Sandoz Pharma Ltd. in 1985 and held various positions of increasing responsibility in pharma development. In 1994, he was appointed Head of Worldwide Technical Research and Development, a position he retained following the merger that created Novartis in 1996. From 1999 to 2004, Dr. Rummelt served as Head of Technical Operations of the Novartis Pharmaceuticals Division and from 2004 to 2008 as Global CEO of Sandoz. Dr. Rummelt graduated with a Ph.D. in pharmaceutical sciences from the University of Erlangen-Nurnberg, Germany.
Alexion Director Since: 2010
Committee Memberships: Nominating and Corporate Governance, Science and Innovation
Other Public Company Directorships
Current: None
Past 5 Years: None

Qualifications
■ More than 25 years in the areas of pharmaceutical manufacturing, quality and technical development, providing an important perspective to the Board and to management
■ More than 20 years in executive management positions in the pharmaceutical industry, including as a chief executive officer and as a senior executive of a large, multinational pharmaceutical company
■ Possesses a broad understanding of international business operations, particularly with respect to manufacturing, quality and technical matters
* Age of director as of February 10, 2021.
Family Relationships
There are no family relationships between any of our directors and executive officers.
CORPORATE GOVERNANCE
Code of Ethics and Business Conduct
We have adopted a code of ethics that applies to directors, officers and employees of Alexion and its subsidiaries and complies with SEC rules and regulations and the listing standards of the Nasdaq Global Select Market (the Nasdaq Listing Rules). The Code of Ethics and Business Conduct (the Code) serves as the foundation of Alexion’s overall program and is designed to ensure that all Alexion employees worldwide follow the appropriate standards and comply with all legal requirements in each country where we do business. The Code is located on our website at https://alexion.com/documents/alexion-coe-english. Our directors, officers and employees are required to comply with the Code and are required to complete an on-line training module that is designed to ensure that the concepts in the Code are clearly communicated and understood. The Code is intended to focus our directors, officers and employees on individual ethical and professional accountability to ensure they follow appropriate standards and comply with legal requirements concerning Alexion's business. The Code covers areas of professional conduct relating to individual's service to Alexion, including conflicts of interest, ethical conduct, product quality and safety, interactions with patients and patient organizations, anti-bribery and anti-corruption, data privacy and protection, accurate business records, global trade controls, ethical research, competitive intelligence, providing and receiving gifts, workplace matters, and oversight of ethics and compliance by employees of the Company.
We will disclose any future amendments to the Code, or waivers from a provision of the Code to any executive officer or director, on our website as promptly as practicable, as may be required under applicable laws, rules and regulations of the SEC and Nasdaq.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent of our common stock to file with the SEC initial reports of beneficial ownership of our stock and reports of changes in that beneficial ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they file with the SEC.
Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2020 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.
Shareholder Nominations to the Board
During the fiscal year ended December 31, 2020, there were no material changes to the procedures by which security holders may recommend nominees to the Alexion Board of Directors.
Audit and Finance Committee
The Audit and Finance Committee consists of Christopher J. Coughlin, John T. Mollen, Francois Nader and Judith Reinsdorf, each of whom is “independent” under the Nasdaq Listing Rules and within the meaning of the rules of the SEC. The Audit and Finance Committee provides oversight of the integrity of the Company’s financial statements, compliance with the Ethics and Compliance Program, including the Code, the Company’s enterprise risk management program, the accounting and financial reporting processes, including audits of the Company’s financial statements, the Company’s internal controls, the independence and qualifications and performance of the Company’s independent registered public accounting firm, the performance of the Company’s internal audit function, and other finance related matters including but not limited to the Company’s tax strategy, capital structure and financing strategy and significant capital investments. The Audit and Finance Committee reviews the internal accounting procedures of Alexion, consults with our independent registered public accounting firm and reviews the services provided by the independent registered public accounting firm. Our Board has determined that Mr. Coughlin and Dr. Nader are each an "audit committee financial expert" as that term is defined under the Nasdaq Listing Rules and the SEC rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
This Compensation Discussion and Analysis section (CD&A) discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers named in the “Summary Compensation Table”, who are referred to as our named executive officers (NEOs). For 2020, our NEOs are:

	Name	Position	Hire Date

Named Executive Officers: Name, Position and Hire Date	Ludwig N. Hantson, Ph.D.	Chief Executive Officer	March 27, 2017
	Aradhana Sarin, M.D.	Executive Vice President, Chief Financial Officer	November 13, 2017
	Ellen Chiniara, J.D.	Executive Vice President, Chief Legal Officer and Corporate Secretary	January 29, 2018
	Brian M. Goff	Executive Vice President, Chief Commercial and Global Operations Officer	June 1, 2017
	Anne-Marie Law[1]	Former Executive Vice President, Chief Human Experience Officer	June 5, 2017
	John Orloff, M.D.	Executive Vice President, Head of Research and Development	June 5, 2017
(1)As required by rules and regulations of the Securities and Exchange Commission (SEC), Anne-Marie Law is considered an NEO for 2020. Ms. Law left Alexion on August 21, 2020 and, in connection with such departure, she entered into a Confidential Release and Separation Agreement, as described in further detail below.

CD&A Table of Contents	Executive Summary	page 12
	Executive Compensation Framework	page 20
	2020 Compensation Components and Key Compensation Actions	page 23
	Compensation Governance	page 35
Use of Non-GAAP Financial Information in CD&A
This CD&A contains both U.S. Generally Accepted Accounting Principles, or GAAP, and non-GAAP financial measures. The non-GAAP results exclude the impact of the following GAAP items: share-based compensation expense, fair value adjustment of inventory acquired, amortization of purchased intangible assets, changes in fair value of contingent consideration, restructuring and related expenses, upfront payments related to licenses and other strategic agreements, acquired in-process research and development, impairment of purchased intangible assets, gains and losses related to strategic equity investments, litigation charges, gain or loss on sale of a business or asset, gain or loss related to modification of purchase options, contingent milestone payments associated with acquisitions of legal entities accounted for as asset acquisitions, acquisition-related costs and certain adjustments to income tax expense. Reconciliations of non-GAAP to the closest comparable GAAP financial measures are included in exhibit 99.1 in this Annual Report on Form 10-K/A. As explained herein, these non-GAAP measures are used for the purpose of determining compensation for our NEOs. The non-GAAP financial measures are supplemental to and not a substitute for, measures of financial performance prepared in accordance with GAAP.
Executive Summary
Key Principles of Our Executive Compensation Program
Our executive compensation program is based on the following principles:
•Pay-for-Performance: Our program is designed to reward executives for actions that create short-term and long-term, sustainable shareholder value, with a strong focus on performance-based compensation, including PSUs.
•Alignment: Our program strives to increase the alignment of executives’ interests with those of our shareholders through the use of stock-based compensation and stock ownership guidelines.
•Retention: Our program aims to attract, retain and incentivize the best talent in the industry in order to ensure executive stability and continuity that we believe is necessary for consistent execution of our long-term strategy, which is particularly critical given our industry and the lifecycle of our pipeline. As we continue to advance our pipeline with assets that are at various stages of development, including pre-clinical, early stage and later stage, continuity at the executive level is critical to advancing these products as it can take product candidates years to advance through identification and development to commercialization. Further, as we have added new assets to our marketed products, through both internal development and business development transactions, leadership and continuity in commercial operations is important to our goal of continued revenue growth.
•Competitive Pay: Our program is significantly at-risk, based on market best practices, yet competitive with other companies who aggressively compete with us for top talent both on an industry and geographical basis. We believe that our ability to attract and retain top talent at all levels of the organization is a source of competitive advantage for us as Alexion advances into new platforms, geographies, technologies, indications and competitive spaces.
Continuous Enhancements to Executive Compensation Design
Based on thorough annual reviews by our Leadership and Compensation Committee (sometimes referred to in this CD&A as the Committee) and input received from shareholders and proxy advisory firms we have implemented certain changes to our executive compensation program over the last several years which have resulted in greater alignment between our executive compensation program and shareholder interests and market best practices. Key changes include:

	Current Incentive Design	Enhancements from Prior Years

Annual Incentives Performance Link	Annual bonus payouts are based on performance against objective, pre-established financial, operational and strategic goals; with over 80% of payouts tied to the achievement of financial goals	Transitioned from 100% subjective goals in 2016
Annual Incentives Maximum Payout	Payout capped at 200% of target	Reduced from maximum of 300% of target in 2016
Long Term Incentive (LTI) Mix	PSUs comprise 65% of LTI awards	Increased from 25% in 2016, and 50% in 2017
PSU Maximum Payout	New for 2020: Payout capped at 200% of target	Reduced from 900% in 2016, 350% in 2017, and 300% in 2018 and 2019
PSU Performance Period	3-year performance period (3-year goals and cliff vesting)	Changed from 1-year performance goals with 3-year ratable vesting in 2016 and 2017
PSU Goal Transparency	New for 2020: Linked payout to achievement of product launch and revenue goals	Changed from goals relating to the achievement of R&D and clinical trial milestones and additions to our pipeline in prior years
PSU TSR Payout Cap	New for 2020: Relative TSR component limits overall payout if not above peer median	TSR modifier impacted operational payout to increase or decrease the payout if above or below top or bottom quartile of peers in 2018 and 2019
In connection with our shareholder engagement initiative, which included both members of Alexion management and of the Board of Directors, we request input and feedback from our shareholders on the structure, components and philosophy of our executive compensation program and the response we have received from our shareholders has generally been favorable and supportive of our approach and the improvements we have made and continue to make.
Incentives That Reward Executives for Actions that Create Sustainable Shareholder Value
Our incentives link pay with value creation both over the short- and long-term and we use different performance metrics in our short-term and long-term incentive plans. Key features include:
•Incentive performance goals encompass financial, operational, strategic, and shareholder return metrics designed to ensure executive focus on broad-based strategic execution and links payouts realized by executives to strong financial performance and shareholder value creation;
•Annual cash incentive payout based on the achievement of pre-established, objective performance goals that we believe furthers execution of the Company’s strategy and advances financial performance;
•2020 annual cash incentive financial targets were set significantly higher than actual 2019 performance;
•PSUs comprise 65% of LTI awards, and over 50% of CEO target total direct compensation (base salary, target annual cash incentive and equity incentives);
•Inclusion of TSR metric in PSUs ensures that the number of shares of common stock issued to the executive is directly aligned with shareholder value creation during the term of the PSUs; and
•RSUs vest on a ratable basis annually over four years to serve our talent retention objectives and further align our executives’ interests with those of our shareholders.

2020 Executive Compensation Aligned with 2020 Company Performance
•2020 financial performance was outstanding: Total revenues for 2020 were approximately $6,070 million, a 22% increase compared to 2019. On a GAAP1 basis, diluted earnings per share was $2.72, inclusive of impairment charges of $2,053 million primarily relating to the KANUMA intangible asset and a related deferred tax benefit of $377 million, compared to $10.70 in the prior year, inclusive of one-time tax benefits of $382 million related to intra-entity asset transfers of intellectual property. Non-GAAP1 diluted earnings per share for 2020 was $12.51, a 19% increase versus the prior year. (1For a reconciliation of non-GAAP diluted earnings per share to the closest comparable GAAP measure, see exhibit 99.1 in this Annual Report on Form 10-K/A.)
•Performance goals that underpinned 2020's annual incentives were set at a significantly higher level than the Company’s 2019 actual performance. These 2020 performance incentive targets, and the resulting pay-outs, were driven, in part, by (i) ULTOMIRIS facilitated patient conversion performance, with ULTOMIRIS being established as the standard of care for PNH in our top three markets (US, Germany and Japan) and (ii) the steps taken during 2020 to accelerate our global neurological footprint.
•Our executives' incentives continue to remain aligned with our shareholders' interests as equity constitutes the largest component of our executives' total compensation. The Committee continues to emphasize the importance of shareholder-linked equity compensation by including a payout cap in the 2020 PSU program for TSR performance below the median of the TSR Peer Group.
•We continued to focus on at-risk pay elements, with over 92% of the CEO’s total compensation being at-risk.
•PSUs linked to the achievement of 3-year financial and R&D goals, as well as our relative TSR, represented approximately 55% of total target incentives (annual cash incentives and LTI) for our executives including the CEO for 2020.

Compensation Practices - What We Do And Do Not Do
Below is a description of some of our other executive compensation practices that further highlight our commitment to compensation governance and paying for performance:

What We Do
✓	Hold an annual say-on-pay advisory vote for shareholders
✓	Utilize market and peer group data to ensure we compensate fairly and competitively, but not excessively
✓
Mitigate undue risk-taking by:
•    Using multiple performance goals
•    Imposing caps on payouts
•    Maintaining forfeiture and clawback policies to recoup incentive awards (cash and equity)
•    Perform annual compensation risk assessments

✓	Use an appropriate mix of cash and equity compensation, with an emphasis on variable (at-risk) compensation
✓	Established “Double trigger” accelerated vesting provisions upon a change in control
✓	Set meaningful stock ownership and retention guidelines for the CEO and other executives
✓	Have overlapping membership on the Leadership & Compensation Committee and the Audit & Finance Committee and the Science & Innovation Committee
✓	The Audit and Finance and the Science and Innovation Committees review and advise the Leadership and Compensation Committee in regard to goal setting in incentive plans
✓	Grant long-term performance-based awards in the form of PSUs that have a 3-year cliff vesting provision
✓	Pay a significant portion of compensation in the form of equity (with multi-year vesting)
✓	Engage with shareholders on operational, compensation, strategic, capital allocation and governance issues
✓	Require non-compete and other restrictive covenants in employment agreements and incentive award agreements

What We Do Not Do
X	No granting of discounted stock options
X	No change in control excise tax gross-ups
X	No repricing underwater stock options without shareholder approval
X	No hedging or pledging of our stock
X	No “single-trigger” change in control vesting or cash payments
X	No excessive perquisites
X	No tax gross-ups on perquisites (other than for standard relocation benefits)
X	No multi-year guaranteed incentive awards
2020 Performance Highlights
Over the course of 2020—a significant and transformational year for our company—we continued to execute against our stated long-term strategy that we began in 2017 to transform Alexion’s organization and development pipeline to deliver value for patients and drive sustainable growth through our LEAD-EXPAND-DIVERSIFY value creation strategy. When the COVID-19 pandemic emerged, we shared the world’s grave concern about its threat and potential impact to people’s lives, including our employees and the patients we serve. We quickly transitioned our operations to adapt, including taking precautions to protect our team of over 3,800 employees, managing a robust supply chain, and working closely with patients who rely on our medicines to establish processes that are designed to ensure there were no interruptions to their supply and to the supply of our ongoing clinical trials.

Despite challenges across our industry resulting from the pandemic, in 2020 we demonstrated the resilience of our people and our operating model, which allowed our teams to maintain their focus on the ambition to deliver double digit revenue growth through 2025. Our achievements throughout 2020 have reaffirmed our belief in the potential of Alexion’s rare disease portfolio, which currently consists of five transformative medicines approved to treat seven rare diseases and devastating conditions. The value Alexion has delivered, including through our proven innovation, transformative business development initiatives and commercial success in 2020, and the opportunities for significant growth were recognized in the transaction we announced in December 2020 with AstraZeneca. We are confident that Alexion’s strong portfolio, innovative rare disease pipeline, talented global workforce and strong manufacturing capabilities in biologics will continue to thrive once we become part of AstraZeneca.
Alexion achieved numerous important R&D and commercial milestones in 2020 as we continued to work diligently towards our goal of 10 potential launches by 2023. We made strong progress in our C5 inhibitor portfolio over the course of the year with several global regulatory approvals and the initiation of new development programs. We have completed the enrollment of our ULTOMIRIS gMG Phase 3 clinical trial as part of our efforts to expand the addressable market to roughly 20,000 gMG patients in the U.S. In addition, we advanced our NMOSD and ALS trials, which are now over 85% and 75% enrolled, respectively, with our ALS trial now closed to new patient screening. We submitted two IND filings for our novel ALXN1820 and ALXN1850 assets, which represent our commitment to continued innovation as we work to support Alexion’s ambition for at least five novel IND filings by 2025. We also advanced ALXN1720, our third-generation C5 inhibitor, which is a long-acting, small volume, subcutaneous mini-body, that is potentially well suited for larger rare disease patient populations. Our diversification efforts were reflected in the acquisitions of Portola and Achillion to grow our commercial and development portfolios as well as the progression of our Phase 3 ALXN1840 program in Wilson's disease, with top line data expected in the first half of 2021, and we advanced CAEL-101 in AL amyloidosis with the initiation of two parallel Phase 3 trials in the third quarter of 2020.
Following our acquisition of Portola Pharmaceuticals we have successfully integrated the company into Alexion’s operations. By leveraging our commercial strengths and expertise in the acute care setting, we have made great progress to repower the launch of Portola’s key asset, ANDEXXA/ONDEXXYA® [coagulation factor Xa (recombinant), inactivated-zhzo] and laid the groundwork to expand into new indications and geographies.
Through our consistent focus and efforts in 2020, we expanded the number of patients whose lives our medicines have the potential to change. Alexion added more than 700 U.S. neurology patients over the course of the year, and at the end of 2020, we served nearly 2,600 patients in the U.S. As we move into 2021 with renewed momentum, we remain focused on our ambition of quadrupling the number of U.S. neurology patients we treat by 2025. We have high confidence in our continued growth potential moving forward.
As we continue advancing our mission of delivering life-changing therapies to people with rare diseases and devastating conditions, we maintain a patient-centric culture of integrity driven by our people. We attribute our continued strong innovation and financial and operational performance to our employees and executive leadership. Our key objectives, which were established by our management and Board early in 2020, and corresponding achievements against these goals over the past year include those summarized below:

Sustainable growth in PNH, aHUS & Metabolic Businesses	✓	ULTOMIRIS 100mg/mL approval (US & EU) for PNH/aHUS
	✓	>70% PNH ULTOMIRIS converted in US, Germany and Japan

Continued Expansion of Blockbuster Neurology Franchise	✓	Neurology is largest franchise in the U.S. –measured by both revenues and patient volume
	✓	Ended 2020 with 2,600 patients on treatment with SOLIRIS for gMG and NMOSD in the U.S.
	✓	Completed the enrollment of ULTOMIRIS gMG Phase 3 Study

Progression of a Diversified Pipeline	✓	Ph3 ALXN1840 trial in Wilson disease fully enrolled
	✓	Ph3 CAEL-101 trial initiated in AL amyloidosis
	✓	Filed sBLA in U.S. to expand Andexxa beyond currently labeled Factor Xa agents to include enoxaparin and edoxaban

Execution on Financial Ambitions	✓	2020 revenue of $6.070 billion – YoY growth of 22%
	✓	Delivered GAAP* diluted EPS of $2.72 in 2020 compared to $10.70 in the prior year. Non-GAAP* diluted EPS for 2020 was $12.51, a 19% increase versus the prior year.
*For a reconciliation of each of our non-GAAP performance metrics to our most comparable GAAP performance metrics, please see exhibit 99.1 in this Annual Report on Form 10-K/A.
The strength of Alexion’s commercial business and robust pipeline progress is built upon a foundation of continuous, disciplined financial management. Select financial highlights of the year are highlighted below, demonstrating Alexion’s continued strong performance:
Throughout the year, we supported our disciplined business development strategy intended to allow Alexion to diversify our future revenues while retaining capital flexibility.

Driven by strong Board oversight and executive talent, enhanced organizational capabilities and a culture rooted in compliance and patient-centricity, Alexion remains grounded in the mission of transforming the lives of patients with rare diseases and devastating conditions and their caretakers to meet their unique needs. Our highly specialized field teams support diagnosis and treatment through best-in-class data analytics, tailored to serve each of our rare disease communities, providing access to care and supporting patients through each step of their treatment journeys. These capabilities are unique and not easily replicable.
2020 Say-On-Pay Vote and Shareholder Engagement
We have undertaken an on-going and year-round shareholder engagement initiative at the request of and in conjunction with our Board. The outreach is led by our investor engagement team, which includes our Head of Investor Relations, Corporate Counsel, and Head of Total Rewards. Members of our Board have taken an increasingly active role in our investor outreach initiatives in 2018, 2019 and 2020. Through these interactions, we gather and consider feedback from our shareholders (which is communicated to the full Board of Directors) on strategic, operational, governance and executive compensation matters. Specifically, in connection with our 2020 Annual Meeting of Shareholders and after, we continued to engage with our shareholders on operational and strategic matters and our executive compensation programs among other matters. At our 2020 Annual Meeting, our shareholders approved our non-binding advisory vote on 2019 compensation paid to Alexion's named executive officers with 91.5% of votes cast in favor of the proposal.
Shareholder Engagement During 2020

Met with or Contacted
*Percentages above reflect the % of our outstanding shares
Our shareholder engagement is a year-round effort and in 2020, members of our Board, our investment engagement and executive team reached out to shareholders as reflected in the charts above. Since the Board refreshment was undertaken in 2017, director involvement and interaction with shareholders has continued to grow. This reflects a long-standing policy of the Board and the individual Board members to continually seek, consider and incorporate feedback from all our shareholders and stakeholders on how to enhance Alexion's operations, long-term value and its role in the rare disease community and the broader world.
Our Board and our executives believe that an important part of an effective corporate governance program is active engagement with our shareholders. We value the views of our shareholders and other stakeholders, and, as noted above, we communicate with them regularly and solicit input on a number of topics. And the increased level of director interaction with Alexion investors reflect a desire on the part of the Board to hear directly from shareholders on their perspective about what steps the Company should undertake to create value and serve the interests of those who have invested their funds into Alexion. With respect to executive compensation matters, we always welcome the input from shareholders at any time during the year and many of the discussions that our directors took part in included a review of compensation policies and the feedback received has been the basis for the discussions around the 2021 compensation decisions.
Following the filing of our definitive proxy statement in a given year, our shareholder outreach efforts tend to be targeted to matters under consideration at the annual meeting, including our “say-on-pay” vote and executive compensation. In connection with the 2020 Annual Meeting of Shareholders (and the shareholder input on executive compensation matters following the 2020 Annual Meeting of Shareholders), shareholders that did respond to our invitations to a meeting and that did engage with our team acknowledged the alignment of our executives' pay with our overall performance and generally expressed support for our executive compensation program and structure. Investor input received over the past year has informed the decision-making of the Committee. Our shareholders have continued to express a preference for a compensation program that is heavily equity-based and linked to Company performance and shareholder value creation which has been incorporated into the compensation philosophy at Alexion.
Over the past few years, Alexion has, in our communications with investors on executive compensation matters, emphasized our compensation roadmap with the progression from a more subjective to more quantitative measurement for our annual cash incentive bonus plan (AIP) and our LTI program, as well as ensuring appropriate rigor and governance to plan design and increasing the performance targets every year so that performance has to meaningfully improve every year to continue to receive comparable compensation in subsequent years.
Executive Compensation Philosophies and Peer Group
The primary objectives of our executive compensation program are to reward executives for actions that drive financial performance while simultaneously creating long-term sustainable shareholder value, and to attract and retain the best talent in the industry through competitive compensation. To achieve these objectives, the Committee considers and approves compensation programs based on the Committee's executive compensation philosophies, which include the following:

Drivers	Philosophies

Pay for Performance
• We believe that establishing competitive opportunities to incentivize high performance should deliver greater rewards when corporate and individual performance exceed expectations and lower compensation when corporate or individual performance falls short
•    Performance is measured by financial, operating and strategic performance, return to shareholders and individual contributions

Alignment of Executives’ Interests With Shareholders
•    We strive to align the interests of executives with those of our shareholders. We believe that when executives act as owners, they take actions to create sustainable long-term shareholder value, while eschewing risky behavior in search of purely short-term gains
•    We align the interests of our executives with those of our shareholders through equity awards comprising a significant percentage of overall compensation, longer vesting of time-based equity, and robust stock ownership guidelines

Attract, Retain and Incentivize
•    We are committed to attracting and retaining industry-leading talent through well-designed compensation programs that incentivize our employees to achieve rigorous corporate objectives that are important to our business and long-term success
•    We believe that ensuring the stability and continuity of talent at all levels is critical to the success of our Company especially given the nature of our business and the relatively longer development period of our product pipeline

Competitive with Peer Group
•    We believe that compensation paid by market peers matters
•     When we set targets, we evaluate the practices of our peers and market data to validate that Alexion is competitive with other companies who compete with us for talent

Balanced Combination of Compensation Elements
•    We strive for an appropriate balance between cash and equity incentives
•    The annual cash incentive is intended to motivate individuals to successfully execute on short-term financial and strategic objectives
•    Equity incentives are intended to focus executives on the long-term success of the organization, as well as, in the case of PSUs, the achievement of pre-established financial and operational performance goals and shareholder value creation, as well as align the interests of executives with those of shareholders

Executive Compensation Framework
Evolution of our Compensation Programs
Over the last several years, we have made significant changes to our executive compensation program in order to:
•Enhance alignment with our pay-for-performance philosophy
•Strengthen the link between executive and shareholder interests
•Incorporate good corporate governance practices
•Align with competitive and best market practices
•Reflect input received from shareholders and proxy advisory firms

The chart below shows the evolution of our programs noting the key changes made each year:

2016
Change-in-Control Enhancements	Eliminated: Single-trigger vesting on a change-in-control Section 280G gross-up entitlements

2017
Long-Term Incentive Mix	Reduced Stock Options from 50% to 20% Increased RSUs from 25% to 30% Increased PSUs from 25% to 50%
Annual Cash Incentive Plan
Transitioned bonus payouts from 100% based on subjective performance to being based on performance against pre-established goals (50% financial and 50% strategic)
Reduced maximum payout from 300% to 200%

Performance Share Unit Plan	Reduced maximum payout from ~900% to 350%

2018
Long-Term Incentive Mix	Eliminated Stock Options Increased RSUs from 30% to 35% Increased PSUs from 50% to 65%
Annual Cash Incentive Plan	Increased weighting of financial goals from 50% to 65%; bringing total potential pay-out tied to financial goals to over 80% given some strategic goals have financial objectives
Performance Share Unit Plan	Reduced maximum payout from 350% to 300% Shifted from a 1-year performance period with 3-year ratable vesting to a 3-year performance period with cliff vesting

2019
Performance Share Unit Plan
Increased weighting of Revenue goal from 40% to 60% and reduced weighting of Operating Margin goal from 60% to 40%
Shifted from applying the rTSR modifier based on a sliding scale to a "cliff" approach with binary outcomes for performance below or above the 25th and 75th percentiles

2020
Performance Share Unit Plan
Reduced maximum payout from 300% to 200%
Increased weighting of Revenue goal from 60% to 70%
Removed Operating Margin as a goal and replaced with R&D launch goals, weighted at 30%
Introduced a relative TSR cap to limit payouts if at or below peer median

Pay-For-Performance Summary
Alexion’s executive compensation program is based on a pay-for-performance foundation that supports our business strategy and aligns executives' interests with those of our shareholders. We believe that a significant portion of each executive's compensation should be variable and tied to the achievement of pre-established Company performance goals that drive value creation for our organization and our shareholders. Accordingly, the Committee has designed our incentive programs with the goal of ensuring that actual realized pay by our executives varies above or below targeted compensation opportunities based on the achievement of challenging, yet achievable, performance goals, as well as the executive's individual contribution to performance. The Committee measures performance using several financial, operational and strategic goals, as more fully described below. The specific goals that we use to measure our performance under our executive compensation program were selected because the Committee believes that they are important to Alexion’s financial and operational success over the short- or long-term, as applicable.
The pay-for-performance ethos is reflected within both our short-term (one-year) and long-term (three-year for PSUs and four-year for RSUs) compensation programs. In addition, a component of our long-term compensation is directly tied to total shareholder return, or TSR, which aligns payouts with outcomes for our shareholders. In general, we believe the mix of short- and long-term variable compensation components provides appropriate incentives to motivate near-term performance, providing significant incentives to keep our executives focused on making future-oriented business, strategic and operational decisions that are intended to drive long-term corporate benefits that drive shareholder value, and not exclusively on quarterly or annual performance, and aligning the interests of executives with those of shareholders.
The charts below set forth the target total direct compensation mix for Dr. Hantson, individually, and the other NEOs, as a group, for 2020.
Compensation Mix: CEO

Compensation Mix: Average for NEOs (excluding CEO)
(1)Target Total Direct Compensation is calculated using 2020 Base Salary, 2020 Target Cash Bonus and February 2020 LTI Grants of our current NEOs.
2020 Compensation Components and Key Compensation Actions
The primary elements of our executive compensation program and a summary of the actions taken by the Committee with respect to the 2020 compensation of our NEOs are set forth in the following table and are also described in further detail below:

Compensation Component	Link to Business and Talent Strategies	2020 Compensation Actions

Base Salary	Provide competitive, fixed, cash compensation to attract and retain top talent and recognize sustained performance, job scope and experience
Annual Base Salaries established at the beginning of the year are:
Reviewed annually against survey and peer market data
Changes are made based on position relative to market and performance
2020 increases were based on market positioning and reflective of merit, expanded roles and promotions

Annual Cash Incentive Compensation	Motivate executives to achieve rigorous annual financial and strategic goals that support our short- and long-term objectives
Annual Financial and Strategic goals established at the beginning of 2020 include:
Financial (65%):
  Revenue
  Non-GAAP Operating Margin
  Non-GAAP EPS
Strategic (35%):
  Lead & Expand
  Diversify
  Strengthen our Culture & Capabilities

Performance against the pre-established metrics are assessed after the end of the fiscal year by the Committee
Overall, our 2020 performance versus our goals exceeded targets and our corporate achievement was 166% of target
Bonus payouts were aligned to the corporate achievement of 166% with no additional performance adjustments for our NEOs

LTI Compensation	Motivate and reward executives for exceptional execution of long-term financial and strategic objectives, while providing a direct link to the creation of sustainable shareholder value and execution of our strategic business plan; align the interests of executives with those of our shareholders
Annual LTI awards granted in February of 2020 include:
PSUs (65%):
3-year performance period with "cliff" vesting upon certification of performance results by the Committee
Dependent on the achievement of Revenue and R&D launch goals
Reflects goals that the Committee has identified as key indicators of Company performance and creation of shareholder value
Shares ultimately earned can be decreased based on our relative TSR performance
RSUs (35%):
4-year ratable vesting
Provide focus on stock price growth and serve our talent retention objectives
2018 Earned PSUs:
Based on Alexion's 3-year financial and R&D performance, and relative TSR results, the Committee certified a payout of 245%

2020 Compensation Decisions for Named Executive Officers
As further described below, the Committee approved 2020 base salaries, annual cash incentive targets, and LTI awards, including PSUs and RSUs, in February 2020 for each of the NEOs. The Committee has established annual compensation decision-making and award practices in which base salary, annual cash incentive targets and goals, as well as LTI grants are made following the completion of the selection of our peer group and our internal performance reviews of our executive officers, as well as a review of the external market equity practices, including the data from our peer group and the F.W. Cook survey and market data. When determining compensation for each NEO, the Committee uses the market median values from the peer group as a reference point for each element of compensation, but the Committee considers and assesses other factors when arriving at final compensation decisions, such as each executive’s role and responsibilities, performance trend, contributions to financial and strategic performance results and internal equity, which may result in actual compensation being greater or less than the market median of the peer group.
2020 Base Salary Decisions
In February 2020, the Committee made the following base salary adjustments that became effective January 1, 2020:
•Merit Increases: All NEO's received an annual merit increase of 3% except for Dr. Sarin, due to the fact that she received base salary increases in late 2019 associated with her promotion to Chief Financial Officer.
•Market Adjustments: Dr. Hantson and Dr. Orloff each received additional increases to better align their salaries with market after a review of the external peer data for comparable positions.
•Expanded Roles: Mr. Goff and Ms. Law both received additional increases to reflect their expanded responsibilities. Mr. Goff became our Chief Commercial & Global Operations Officer which includes responsibility for driving continued long-term growth and aligning our commercial and operations strategy to serve more patients and families with rare and devastating diseases. Ms. Law became our Chief Human Experience Officer to reflect her expanded role which included the technology function to evolve our digital employee and patient experiences.

2020 Base Salary Changes	CEO	2019 Base Salary	2020 Base Salary	% Change
	Ludwig Hantson	$1,250,000	$1,300,000	4%

2020 Base Salary Changes	All Other Named Executive Officers	2019 Base Salary	2020 Base Salary	% Change
	Aradhana Sarin	$800,000	$800,000	0%
	Ellen Chiniara	$690,000	$710,700	3%
	Brian Goff	$740,000	$799,200	8%
	Anne-Marie Law	$695,000	$729,750	5%
	John Orloff	$770,000	$831,600	8%

Annual Cash Incentive Awards
We pay annual cash incentive awards to drive the achievement of strong annual performance and certain long-term strategic measures that can be implemented on a short-term basis. The Committee endeavors to deliver a meaningful portion of total cash compensation in the form of performance-based annual cash incentives. The Committee believes that doing so is critical because the opportunity for a meaningful cash award will, together with strong management and accountability, drive executives to individually and collectively achieve and exceed Alexion's annual objectives.
2020 Annual Incentive Plan Design
The Committee annually evaluates incentive targets by taking into account marketplace competitiveness compared to the peer group and market data provided by our independent compensation consultant. For each of the NEOs, the Committee established annual cash incentive targets as a percentage of base salary actually earned for 2020 as follows:

2020 Annual Incentive Targets (% of Base Salary)	CEO	2019 Target	2020 Target
	Ludwig Hantson[1]	120%	135%

2020 Annual Incentive Targets (% of Base Salary)	All Other Named Executive Officers	2019 Target	2020 Target
	Aradhana Sarin	70%	70%
	Ellen Chiniara	70%	70%
	Brian Goff	70%	70%
	Anne-Marie Law	70%	70%
	John Orloff	70%	70%
(1) Dr. Hantson's target annual incentive was increased January 1, 2020 to better align with market after review of external peer data.
The Annual Cash Incentive Plan is calculated as follows:
•No annual cash incentive is payable if the threshold performance goals are not achieved
•A maximum of 200% of target is payable for achieving the highest level of performance
•Individual performance is a modifier, with the potential to increase or decrease an NEO's cash incentive (but not in excess of 200% of target)

Eligible Earnings	X	Target %	X	Corporate Multiplier (Financial & Strategic Weighted Funding)	X	Individual Performance Multiplier	=	Max Payout Capped at 200%
The Leadership and Compensation Committee, with input from two other standing Board Committees (the Audit and Finance Committee and the Science and Innovation Committee), established the financial and strategic goals, along with their weightings, for the 2020 AIP at the beginning of the year, as set forth below:

	Goal	Weighting

Financial Goals (65% Total Weighting)	Revenue	40%
	Non-GAAP Operating Margin	30%
	Non-GAAP EPS	30%

Strategic Goals (35% Total Weighting)	Lead & Expand	50%
	Diversify	37.5%
	Strengthen our Culture & Capabilities	12.5%
2020 Annual Incentive Plan Performance
The Committee established the financial and strategic performance goals at the start of 2020. The Committee believed that the performance goals were challenging, yet reasonably achievable, but that achievement of the targets would require exceptional performance from each of the NEOs and the entire executive team as a unit and, to further incentivize our NEOs, the Committee established maximum goals that were considered to be even more demanding. The Committee also believed that achievement of these goals required exceptional cross-functional performance and execution by the executive team. After the end of the year, the Committee determined our achievement of the financial and strategic goals of the AIP resulted in a total performance score of 166% of target, as detailed in the following sections.
2020 Financial Performance
We exceeded each of our financial goals, resulting in a performance score of 174% for the financial component of the AIP, as follows:

	Performance Range
2020 Financial Goals	Threshold (50%)	Target (100%)	Maximum (200%)	2020 Adjusted Results	Achievement %	Weighted Performance Funding %

Revenue (40%)	$5,070M	$5,633M	$6,196M	$6,091M	177%	71%
Non-GAAP Operating Margin (30%)	49.7%	53.9%	57.3%	56.4%	167%	50%
Non-GAAP EPS (30%)	$8.98	$10.88	$12.77	$12.43	177%	53%

Financial Performance Funding: 174%
Funding for Financial Performance at 65% (174% x 65%) = 113%
In establishing the 2020 financial performance goals, the Committee took into account the 2019 and 2018 goals and actual performance and established challenging, yet reasonably achievable, 2020 goals that required meaningful improvement over 2019 performance. The tables below show the year-over-year impact for two common financial metrics:

Year-Over-Year Financial Performance Targets & Results

	Targets
Financial Goals	2018	2019	2019 vs. 2018 (% increase)	2020	2020 vs. 2019 (% increase)	Increase over 3-year period

Revenue	$3,920M	$4,620M	18%	$5,633M	22%	44%
Non-GAAP EPS	$6.80	$8.85	30%	$10.88	23%	60%

	Adjusted Results
Financial Goals	2018	2019	2019 vs. 2018 (% increase)	2020	2020 vs. 2019 (% increase)	Increase over 3-year period

Revenue	$4,190M	$4,919M	17%	$6,091M	24%	45%
Non-GAAP EPS	$7.75	$10.42	34%	$12.43	19%	60%

	Target Increases over Prior Year Actual
	2019 Target vs. 2018 Actual	2020 Target vs. 2019 Actual

Revenue	10%	15%
Non-GAAP EPS	14%	4%
In determining the methodology for calculating performance goals and actual performance for each of the financial components of the 2018, 2019 and 2020 AIP, the Committee determined to make certain adjustments to the amounts reported in the Company’s Annual Report on Form 10-K for 2018, 2019 and 2020, respectively, to better reflect the Company's operating performance. 2020 reported results were adjusted in connection with determining performance under the 2020 AIP for the impact of foreign exchange on revenues on non-GAAP operating margin and non-GAAP EPS as compared to internal budget amounts.
For a reconciliation of non-GAAP operating margin and non-GAAP earnings per share (prior to the additional adjustments described in the preceding paragraph) to the closest comparable GAAP measure, see exhibit 99.1 in this Annual Report on Form 10-K/A.
2020 Strategic Performance
The strategic performance goals for the 2020 AIP were focused on continuing to improve certain core aspects of Alexion's business. The goals were detailed and granular, and structured to drive performance to achieve specific milestones that had been identified as integral to Alexion's operations, as detailed in the 2020 Strategic Performance table below. This achievement resulted in a performance score of 153% for the strategic component of the 2020 AIP.

2020 Objective	2020 Goal	Achievement	2020 Achievement %	Weighted Performance Funding %

Lead & Expand (50%)	Establish ULTOMIRIS as the Global Market Leader Accelerate momentum globally in Neurology	Meaningful progress in establishing ULTOMIRIS as the global market leader, with conversion rates and revenue results exceeding expectations established in the target goals 2020 gMG and NMOSD revenue results met and exceeded expectations, respectively	175%	87%
Diversify (37.5%)	Achieve 6 key clinical milestones in 2020 Deliver at least 2 assets	Achieved regulatory submissions and approvals ahead of schedule Successful acquisition of Portola brought one commercial and one Phase 2 clinical asset	125%	47%
Strengthen Culture & Capabilities (12.5%)	Strengthen our culture and capabilities to execute on innovation	Enhance Alexion's reputation as a leader in rare disease by designing a baseline assessment for reputation Build world-class leadership and management capabilities through a six-month manager training program	150%	19%

Strategic Performance Funding: 153%
Funding For Strategic Performance at 35% (153% x 35%) = 53%
The overall funding for 2020 annual cash incentives was determined to be 166% of target:

Funding for Financial Performance = 113%
Funding for Strategic Performance = 53%
2020 Total Performance Funding = 166%
2020 Individual Performance
In February 2021, the Committee approved the 2020 bonuses for the NEOs. All of the NEOs received the 2020 corporate performance multiplier with no additional individual performance adjustments. The following table sets forth the 2020 AIP targets and the actual amounts paid to the NEOs under the 2020 AIP:

2020 AIP Payout	CEO	2020 Target	Annual Cash Incentive Paid	Corporate Multiplier	Individual Performance Multiplier	% of Target
	Ludwig Hantson	$1,755,000	$2,913,300	166%	100%	166%

2020 AIP Payout[1]	All Other Named Executive Officers	2020 Target	Annual Cash Incentive Paid	Corporate Multiplier	Individual Performance Multiplier	% of Target
	Aradhana Sarin	$560,000	$929,600	166%	100%	166%
	Ellen Chiniara	$497,490	$825,833	166%	100%	166%
	Brian Goff	$559,440	$928,670	166%	100%	166%
	John Orloff	$582,120	$966,319	166%	100%	166%
(1)Ms. Law received a pro-rated annual bonus payment under the AIP pursuant to the terms of her separation as described below.
Long-Term Incentive Awards
The Committee believes that LTI awards are a critical element of compensation that provide a mechanism to align the interests of shareholders and executives, and promote behaviors consistent with Alexion’s strategic plan and financial goals. Each LTI award is a variable component of compensation and no individual, including any NEO, is guaranteed to receive an award or any value in respect of his or her awards. The Committee believes that its practice of granting LTI awards to Alexion executives is critical to driving long-term successful performance.
The Committee has not established formal guidelines for LTI award grants to our executives, including our NEOs. In determining LTI awards for executives, the Committee considers:
•    Peer group and market data;
•    The individual's historic contributions and potential contributions to Alexion's growth and financial results;
•    The value of proposed awards;
•    Corporate performance; and
•    The individual's level of responsibility within Alexion.
The Committee has established a compensation approval process such that all components of compensation are approved at the same time early each year. By taking a holistic view to each of the cash component of compensation (base salary and annual bonus) and the equity component of compensation, the Committee ensures that an executive's total compensation is consistent with the Committee’s overall philosophy and objectives.
In February 2020, the Committee approved LTI awards for the NEOs in the percentage set forth below.

Performance Share Units 65%	+	Restricted Stock Units 35%	=	Long Term Incentive Award
We have an established annual LTI grant practice in which grants are made following the completion of the selection of our peer group, our internal performance reviews of our executives, and a review of the external market equity practices, including peer group and survey market data. The Committee approves the annual LTI grants in February of each year following our annual earnings release. In accordance with our equity grant policy, the NEO's LTI awards are granted on the last day of February, with the number of shares subject to the LTI awards determined based upon the closing stock price three business days following Alexion's annual earnings release, which, based on past practice, is typically issued in late-January or early-February. Other LTI grants, such as those made in connection with a new hire, are generally granted on the first trading day of the month following the date of hire.
The 2020 RSU and PSU equity awards were granted to our NEOs in February 2020. The RSU awards will vest over four years in equal annual installments. PSU awards are earned if the applicable performance goals are satisfied over a three-year performance period and vest upon certification by the Committee that the performance criteria are met.
The following tables provide information on the 2020 PSUs and RSUs granted to our NEOs:

		2020
LTI Awards	CEO	Proposed Equity Value[1]	Number of RSUs	Number of PSUs (At Target)
	Ludwig Hantson	$13,000,000	44,201	82,087

		2020
LTI Awards	All Other Named Executive Officers	Proposed Equity Value[1]	Number of RSUs	Number of PSUs (At Target)
	Aradhana Sarin	$3,200,000	10,880	20,206
	Ellen Chiniara	$3,000,000	10,200	18,943
	Brian Goff	$3,200,000	10,880	20,206
	Anne-Marie Law	$3,000,000	10,200	18,943
	John Orloff	$3,200,000	10,880	20,206
(1)Proposed Equity Value reflects the value approved by the Committee. The values included in the Summary Compensation and Grants of Plan-Based Awards Tables reflect the grant date fair values calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("FASB ASC Topic 718") as well as incremental fair value associated with modifications of outstanding equity awards that occurred during 2020. Therefore, those accounting values differ from the values included in these tables. The grant date fair value of PSUs with a TSR gate is determined using the Monte Carlo simulation model and reflects the probable outcome of the performance conditions on grant date.
2019 Performance Share Unit (PSU) Modification
Following the acquisition of Portola in July 2020, modifications were made to both Revenue and Operating Margin targets for our 2019-2021 PSU program to include the results of the Portola business. These modifications are reflected in the Grants of Plan Based Awards in Fiscal 2020 on page [44].

2020 Performance Share Unit (PSU) Design
We redesigned the PSU component of the LTI program for 2020, while maintaining the same mix of RSUs and PSUs, in order to address the following key objectives:

Objective	Changes from 2019 Program
Strengthen Link to Shareholder Value Creation	Increased impact that rTSR results have on overall PSU payout by adding a rTSR-based limit on the overall payout for performance at and below the median of the TSR Peer Group
Create Better Alignment with Market Best Practices	Reduced maximum payouts from 300% to 200%
Enhance Focus on Key Long-Term Strategic Objectives
Increased the importance of R&D milestones (now launch goals) by including them as core performance goals rather than as a separate component that would result in additional PSUs being earned, with a 30% weighting to focus our executives on product expansion and diversification
 Increased the weighting of our revenue goal from 60% to 70% to align with shareholder expectations for strong top line growth by driving conversion to ULTOMIRIS, expanding our current assets into new diseases and diversifying our portfolio
 Eliminated Operating Margin as a goal because it is a goal in our Annual Cash Incentive Plan, which reduces overlap of goals

Increase Transparency of Goals	Shifted our R&D goals from clinical trials to product launch goals to better align with our publicly-stated goals around transforming our development portfolio
The PSU component of the LTI program for 2020 includes the following central features:

2020 Performance Share Unit Components
Core Metrics		Relative TSR Gate[1] Caps Core Metric Payout % based on rTSR performance
		Alexion's rTSR Percentile Rank	Payout Cap
Cumulative Revenue (70%)	ð	> 50th %ile	Core Metric Payout is not adjusted	=	2020 PSUs (Maximum Payout 200%)
		50th %ile	150%
		40th %ile	130%
R&D Launch Goals (30%)		25th %ile	100%
		12th %ile	74%
(1)For each percentile rank below 50th percentile, payout drops by 2% (starting from 150%) until 74% at 12th percentile
Core Metrics
2020 PSUs are earned based on a three-year performance period, January 1, 2020 to December 31, 2022, with the number of PSUs actually earned by the NEO being dependent upon the achievement of goals relating to Alexion's cumulative revenue, weighted 70%, and R&D launch goals, weighted 30%.

R&D Launch Goals:
The Committee, with review and input from our Science & Innovation Committee, established the R&D launch goals for the 2020 PSUs. When establishing the parameters of these R&D launch goals, the Committee referred to the Company’s publicly stated ambition to have 10 product launches from its current portfolio by the end of 2023 through a combination of new assets, new formulas and new indications, including ALXN1840 for Wilson’s Disease and a subcutaneous formulation of ULTOMIRIS. The Committee defined the PSU threshold, target and maximum metrics by reference to those 10 specific publicly identified launches that the Company has established as its 2023 ambition. Given these ambitions are targeted for completion by the end of 2023, the Committee calibrated the number of launches that would result in a defined number of 2020 PSUs being earned to recognize that the thee-year performance period ends on December 31, 2022.
Threshold performance levels must be exceeded for one of the core metrics, cumulative revenue and R&D launch goals, or no component of the core metric PSUs will be earned.
Relative TSR Cap and Peer Group
For 2020, the rTSR cap can limit, but not increase, the percentage of payout determined by the achievement of the Core Metric Targets based on Alexion's three-year rTSR performance compared to the TSR Peer Group. This cap will apply if our performance is at or below the median of peers and for each percentile rank below the 50th percentile, the payout percentage is reduced by 2% starting from the 150% until overall payout hits 74% at the 12th percentile.
The TSR Peer Group, which is the same peer group used for PSUs granted in 2018 through 2020, is the collection of companies within the S&P 400 and 500 Pharmaceuticals, Biotechnology, and Life Sciences Indices, as well as any additional companies in our executive compensation peer group not in these indices, which the Committee viewed as a relevant and appropriate benchmark for stock price performance.

Determination of 2018 Earned PSUs
All of our current NEOs received the PSUs granted by the Company in 2018. These 2018 PSUs were based on the Company’s three-year financial and R&D goals, as well as a relative TSR modifier, described in the table below:

2018 PSU Goals and Achievement
Goal	Target	Achievement	Payout	Weighting	Total
Cumulative Revenue (3-year Goal 2018 - 2020)	$13.478B	$15.113B	200% (Max Achievement)	40%	80%
Operating Margin (Cycle End Goal)	50.7%	55.8%	200% (Max Achievement)	60%	120%
R&D Goals	7 goals	5 goals	45% (Out of a maximum of 60%)	N/A	45%
Relative TSR Modifier	No modification if TSR is between 25th – 75th percentiles	62nd percentile	0% Modifier (No impact)	N/A	0%
Total 2018 PSU Payout (= 80% + 120% + 45%)					245%
Alexion's TSR performance for the PSUs issued in 2018 is measured (January 1, 2018 to December 31, 2020) relative to the median three-year TSR performance of the companies in the S&P 500 Pharmaceuticals, Biotechnology, and Life Sciences Index. The impact of TSR on the 2018 PSUs was determined as follows:

Alexion TSR Performance vs. Peer Group Median	ALXN’s Percentile Rank	Payout Modification
0.8% increase for each 1% that Alexion is above 75th percentile and 0.8% decrease for each 1% that Alexion is below 25th percentile	100th	+20%
	98th	+18.4%
	78th	+2.4%
	76th	+0.8%
	No modification if TSR is between 25th and 75th percentiles
	24th	-0.8%
	22nd	-2.4%
	2nd	-18.4%
	0	-20%
As of the end of the Performance Period, Alexion’s TSR was 15.96% and percentile rank was 62.1%. Based on this, no TSR modification was made to the award.

Final Earned 2018 PSUs by Recipient:

Named Executive Officer	2018 Target Number of TSR PSUs	Achievement Percentage	2018 Earned Number of PSUs
Ludwig N. Hantson	66,411	245%	162,707
Aradhana Sarin	6,274	245%	15,371
Ellen Chiniara	15,496	245%	37,965
Brian M. Goff	16,603	245%	40,677
Anne-Marie Law[1]	15,496	245%	33,746
John Orloff	16,603	245%	40,677
(1) Ms. Law's earned award amount represents a pro-ration to the end of the month of her Separation Date.
Compensation Governance
Role of the Leadership and Compensation Committee
In accordance with the Committee's charter, the Committee determines the compensation of Alexion's executive officers and approves and evaluates Alexion's compensation programs. The Committee makes its executive compensation decisions based on many factors, including:
•Its review of corporate results against financial and strategic corporate objectives that are established early in the year, assigning a performance score as a percentage of target
•An annual benchmarking exercise to obtain competitive market information and compare each executive's compensation to that of individuals in similar positions at Alexion's selected peer group of companies
•The CEO's assessment of the performance of each of the other executives measured against their objectives
•The CEO's compensation recommendations for the other executives
•The Committee's assessment of the CEO's performance
Role of Executives in 2020 Compensation Decisions
No NEO participated in discussions about or made recommendations with respect to his or her own compensation.
A number of executives typically attended Committee meetings, including our CEO, CFO, Chief Human Experience Officer and Chief Legal Officer.
The CEO, with appropriate staff and executive support, worked with the Committee and its independent compensation advisor to develop compensation recommendations for the NEOs other than himself. The CEO discussed his evaluation of the individual performance of the other NEOs. The Committee, however, was responsible for making all decisions regarding the compensation of the other NEOs.
The Committee was responsible for evaluating and determining the CEO's compensation and worked directly with the independent compensation advisor, as discussed below, with appropriate support from Alexion staff. The CEO was not present when the Committee discussed and approved his compensation.

Role of the Compensation Advisor
In accordance with its charter, the Committee is authorized to engage, retain and terminate consultants to assist it in any aspect of the evaluation of CEO or executive officer compensation, and to approve such consultant's fees and retention terms. The Committee also has authority to obtain advice from internal or external legal and other advisors. In 2020, the Committee retained Frederic W. Cook & Co., Inc. (“FW Cook”) to advise the Committee as its independent compensation advisor.
FW Cook provided analysis, research, data, peer and other market information, survey information and program-design experience in evaluating and assisting in the development of our executive compensation program, as well as our annual cash compensation and LTI programs. The compensation advisor also kept the Committee informed of market trends and developments. Representatives of FW Cook generally attended meetings of the Committee and communicated with the Chief Human Experience Officer and Committee Chairman between meetings. The Committee, however, made all decisions regarding the compensation of our executive officers.
The Committee assesses the independence of FW Cook on an annual basis, taking into account the relevant SEC and Nasdaq independence factors and information provided to the Committee by FW Cook. Based on the information provided and the review conducted by the Committee, the Committee believes that FW Cook is independent and that there are no conflicts of interest that would impact the advice the Committee received from the compensation advisor.
Assessing the Competitive Marketplace and Alexion's Peer Group
FW Cook assisted the Committee in its compensation decisions by, among other things, providing market compensation information reflecting the executive compensation practices and levels across similar positions and similar industry companies, including our peer group, as described below. FW Cook also utilized compensation surveys to assess market information, including compensation surveys prepared by Willis Towers Watson and Radford. The Committee considered the pay and practices at a peer group of biotechnology and pharmaceutical industry companies when making executive compensation decisions.
How the Peer Group is Used
The Committee uses the peer group data in the following ways:

Compensation Levels	As an input to determine base salary, annual cash incentives, grant date value of long-term incentive awards, and total direct compensation.
Program Design	As an input for designing our executive compensation programs.
Pay-for-Performance	To assess whether Alexion’s executive compensation programs are aligned with Company performance.
Aggregate Equity Usage	To assess incentive plan burn rate, overhang and equity expense.
The peer group information is a key reference point for the Committee. The Committee compares the compensation of each NEO to similar positions within the peer group companies. The Committee also takes into account various factors such as the unique characteristics of the individual's position, and any succession and retention considerations. The Committee, however, does not generally adopt peer group compensation levels as strict boundaries when making its decisions, and will award amounts greater or lower than those referenced by the peer group as they determine that the circumstances require. The Committee chooses the level and mix of compensation elements to determine total direct compensation opportunities in a way that it believes is appropriate to incentivize exceptional performance in accordance with its overall compensation philosophy and our business goals and strategic objectives.
Peer Group Criteria
The Committee develops our peer group based on the criteria listed below, together with input from its independent compensation advisor. While the Committee endeavors to select peer companies that satisfy all of the criteria set forth below, it recognizes that it cannot develop a peer group in which all companies satisfy all of these criteria.

Consideration	Purpose

Industry	A peer company should operate in the biotechnology or pharmaceutical industry and appropriately reflect the nature, size, scale and innovation of the business, market demands and influences, and employees and investor perception.
Talent Source	A peer company should operate in the same industry and should compete with Alexion for talent.
Size	Generally, a peer company should be in the same industry as Alexion, of similar size (e.g., revenues, market capitalization and number of employees), as well as operating businesses of a similar commercial complexity. Given the nature of the biotechnology and pharmaceutical industry, some peer companies will not meet this criteria but are balanced in size by other peers.
Global Presence	A peer company should conduct global commercial operations. We look at the percent of revenues attributed to non-U.S. sales and consider companies with worldwide operations.
Therapeutic Products	A peer company should be focused on the development and commercialization of therapeutic products for orphan and rare diseases.

Peer Group Selection
The Committee and FW Cook analyzed the peer group it used in 2019, evaluating it in light of past and anticipated industry consolidations. The Committee considered each company in the 2019 peer group and additional relevant companies in its review of the peer group for 2020. The peer group that was used for 2020 compensation decisions included the same 13 peers, with the removal of Celgene Corporation and Shire PLC due to merger and acquisition activities. The peer group for 2020 is as follows:

2020 Peer Group	AbbVie Inc.	BioMarin Pharmaceutical, Inc.	Seattle Genetics, Inc.
	Alkermes plc	Gilead Sciences, Inc.	United Therapeutics Corporation
	Allergan plc	Incyte Corporation	Vertex Pharmaceuticals, Inc.
	Amgen Inc.	Jazz Pharmaceuticals plc
	Biogen Inc.	Regeneron Pharmaceuticals, Inc.
Termination and Change of Control-Based Compensation
We provide severance payments and other benefits to our executives under written employment agreements if their employment is terminated without cause or in certain other instances, including in connection with a change of control. In February 2016, the Committee approved new executive employment agreements, which all of our NEOs are party to, to among other things, eliminate all 280G gross-up provisions and increase cash severance benefits based on market practices. Severance provisions related to a change of control assist in retaining high quality executives and keeping them focused on their responsibilities during any period in which a change of control may be contemplated or pending. We also provide for accelerated vesting of outstanding equity awards upon a change of control for awards granted prior to January 1, 2016. In 2016, the Committee eliminated automatic single-trigger equity acceleration upon a change of control. With respect to awards granted in 2016 and thereafter, our executive employment agreements now provide for double-trigger acceleration of vesting only in the event of a qualifying termination of employment following a change of control. More details on the severance payments and benefits our NEOs are entitled to receive are provided under “Potential Payments Upon Termination or Change of Control” below.
Departure of Ms. Law
On August 25, 2020, we announced that Anne-Marie Law, the Company’s Executive Vice President, Chief Human Experience Officer, had left the Company effective as of August 21, 2020. In connection with Ms. Law’s departure, the Company and Ms. Law entered into a Confidential Release and Separation Agreement effective as of September 26, 2020 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, the Company has agreed to provide certain benefits to Ms. Law, including the following: (i) cash payments equal to 18-months’ salary and target bonus, or approximately $1,860,863, and 18-months of health insurance premiums paid by the Company after deducting applicable taxes and withholding, or approximately $44,709; (ii) acceleration of vesting of all outstanding time-based restricted share unit awards that were at least 50% vested as of August 21, 2020; and (iii) a pro-rated number of outstanding performance share unit awards (prorated based on the number of months Ms. Law was employed during each performance period) will remain outstanding and eligible to vest in accordance with their terms at the end of the applicable performance period. In order to receive the foregoing benefits, Ms. Law executed a general release in favor of the Company and continues to be bound by covenants contained in her employment agreement, including covenants related to confidentiality, non-competition, non-solicitation and non-disparagement. The amounts attributable to the salary, target bonus and health premiums paid pursuant to the Separation Agreement are reflected in the Summary Compensation Table below in 2020.
Personal Benefits
Our NEOs are eligible for the benefit programs we provide to all employees, such as medical, dental, vision, life and disability insurance benefits. Our NEOs are eligible to participate in our tax-qualified 401(k) plan on the same basis as other U.S. eligible employees. We also provide relocation benefits and other limited perquisites to executives that are also available to certain other employees. These other perquisites we provided to the NEOs in 2020 are disclosed in the “Summary Compensation Table” below.
Stock Ownership Guidelines
Our executives and directors are subject to stock ownership guidelines. Shares owned by the individual, unvested restricted stock and unvested RSUs count towards these ownership requirements. Unearned PSUs do not count towards these ownership guidelines. Directors and officers are required to meet these guidelines within five years of becoming subject to them.
Our current policy requires Alexion's executive officers to own shares with a value equal to a specific multiple of such executive's base salary, and directors with a value equal to a multiple of the annual cash retainer.
All of our executives and directors currently satisfy the guidelines.

Officer Level	Guideline Multiple of Base Salary or Annual Retainer
Chief Executive Officer	6x
Executive Vice Presidents and Senior Vice Presidents reporting to the CEO	3x
Other Senior Vice Presidents	1x
Directors	5x
Anti-hedging and Anti-pledging Policy
Our insider trading policy prohibits all directors and employees, including our executives, from pledging or engaging in hedging or similar transactions in Alexion's stock, such as prepaid variable forwards, equity swaps, collars, puts, calls, and short sales. These types of transactions are prohibited because otherwise they would permit a director, officer or employee to continue to own Alexion’s securities but without the risks and rewards of ownership, which potentially separates the holder’s interests from those of other Alexion stockholders.

Recoupment Policy
We have adopted an executive compensation recoupment policy, or “clawback,” that requires our independent directors to consider whether to seek reimbursement of any bonus or incentive (whether cash or equity) awarded to a Section 16 officer if and to the extent: (a) the amount of the bonus or incentive (whether cash or equity) compensation was calculated based upon the achievement of certain financial results that were subsequently the subject of a restatement, (b) the executive engaged in intentional misconduct that caused or partially caused the need for the restatement, and (c) the amount of the bonus or incentive (whether cash or equity) compensation that would have been awarded to the executive had the financial results been properly reported would have been lower than the amount actually awarded. Each NEO identified herein and currently employed by the Company is also a Section 16 officer and is subject to the terms and conditions of this policy.
Compensation Risk Assessment
The Committee oversees an annual risk assessment of the Company’s compensation programs to determine whether such programs are reasonably likely to have a material adverse effect on the Company. For 2020, the Committee concluded that the Company’s compensation programs were appropriately balanced to mitigate compensation-related risk with cash and stock elements, financial and non-financial goals, and short-term and long-term rewards. The Company also has policies to mitigate compensation-related risk, including stock ownership guidelines, clawback provisions, and prohibitions on employee pledging and hedging activities. Further, the Company’s policies on ethics and compliance along with its internal controls also mitigate against unnecessary or excessive risk taking by employees. Finally, Committee reviews and approves the design and goals under our annual bonus plan and long-term incentive program and approves each individual executive officer’s compensation amounts and mix. The Committee also must certify that the annual bonus plan metrics and the long-term performance equity incentive program metrics are met before any amounts are paid to the NEOs.
Section 162(m)
Under Section 162(m) of the Internal Revenue Code, publicly held corporations generally may not deduct compensation in excess of $1 million paid to certain executive officers, subject to limited transition relief for certain arrangements in place as of November 2, 2017.
The Committee believes that its primary responsibility is to provide a compensation program that attracts, engages, retains and rewards the executive officers necessary for the Company’s success, as described above. As a result, we currently and may in the future pay compensation that is not fully deductible, in whole or in part, under Section 162(m) in order to ensure competitive levels of total compensation for our executive officers and when we otherwise view such compensation as consistent with our compensation policies.
Report of Leadership and Compensation Committee
The Committee of the Board reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our executives and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.

The Leadership and Compensation Committee
Jack T. Mollen, Chairman
David Brennan
Christopher J. Coughlin
Deborah Dunsire, M.D.

Summary Compensation Table
The following table sets forth information regarding the compensation awarded to, earned by or paid to each of our NEOs during the fiscal years ended December 31, 2020, and (where applicable) 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)(5)	All Other Compen-sation ($) (6)	Total ($)
Ludwig Hantson	2020	1,300,000	—	13,670,359	—	2,913,300	35,600	17,919,259
Chief Executive Officer	2019	1,250,000	—	15,243,634	—	2,430,000	24,350	18,947,984
	2018	1,200,000	—	12,385,168	—	2,880,000	25,082	16,490,250
Aradhana Sarin (1)	2020	800,000	—	3,264,783	—	929,600	21,600	5,015,983
Executive Vice President, Chief Financial Officer	2019	651,764	—	3,380,763	—	813,011	31,604	4,877,142

Ellen Chiniara (2)	2020	710,700	—	3,117,711	—	825,833	28,110	4,682,354
Executive Vice President, Chief Legal Officer and Corporate Secretary

Brian Goff	2020	799,200	—	3,395,051	—	928,670	35,215	5,158,136
Executive Vice President, Chief Commercial and Global Operations Officer	2019	740,000	—	3,863,694	—	923,076	20,240	5,547,010
	2018	695,250	—	3,096,323	—	973,350	111,873	4,876,796
Anne-Marie Law (3)	2020	491,178	—	8,386,758	—	—	1,993,052	10,870,988
Former Executive Vice President, Chief Human Experience Officer	2019	695,000	—	3,622,303	—	788,130	33,528	5,138,961
	2018	650,000	—	2,889,885	—	910,000	846,604	5,296,489
John Orloff	2020	831,600	—	3,395,051	—	966,319	34,147	5,227,117
Executive Vice President, Head of Research and Development	2019	770,000	—	3,863,694	—	960,498	32,550	5,626,742
	2018	695,250	—	3,096,323	—	973,350	98,679	4,863,602
(1)Dr. Sarin joined the Company in November 2017 as Senior Vice President, Business Development and Corporate Strategy and from February 2019 to October 2019, she served as Executive Vice President, Chief Strategy and Business Officer and Chief of Staff to the CEO. On September 17, 2019, the Board of Directors appointed Dr. Sarin as Executive Vice President and Chief Financial Officer, effective in October 2019. Dr. Sarin's annual base salary for 2019 as Chief Strategy and Business Officer and Chief of Staff to the CEO was $600,000, retroactive to January 2019, until her appointment as Executive Vice President and Chief Financial Officer, at which time her annual base salary was increased to $800,000, commensurate with her new position. No amounts are reported for Dr. Sarin for 2018 because she was not a named executive officer for that year.

(2)No amounts are reported for Ms. Chiniara for 2018 or 2019 because she was not a named executive officer for either of those years.

(3)Ms. Law served as the Company's Executive Vice President and Chief Human Experience Officer through August 21, 2020. The amount of her annual base salary of $729,750 was pro-rated to reflect that she was employed for only a portion of 2020. In connection with Ms. Law's departure, the Company and Ms. Law entered into a separation agreement. As of the date of her departure, vesting of RSUs granted in 2017 and 2018 was accelerated and she forfeited unvested 2019 and 2020 RSUs. PSUs granted in 2018, 2019 and 2020 will be pro-rated to the end of the month of separation and will remain outstanding and continue to vest based on final performance results upon certification at the end of the performance periods. Amounts reported as Stock Awards for Ms. Law include incremental fair value of $5,638,071 associated with the modification of Ms. Law's outstanding 2018, 2019 and 2020 PSUs in connection with her departure from the Company pursuant to her separation agreement.

(4)Amounts represent the grant date fair value of stock awards granted to the named executive officer in each of 2020, 2019 and 2018 (where applicable), calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("FASB ASC Topic 718"), disregarding the effect of estimated forfeitures. See Notes 1 and 13 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for details as to the assumptions used to determine the fair value of the equity awards granted in 2020. See our audited consolidated financial statements in our Annual Reports on Form 10-K for the years ended December 31, 2019 and 2018 for details as to the assumptions used to determine the fair value of the awards granted in 2019 and 2018, respectively. The amount reported in the "Stock Awards" column includes the grant date fair value of RSUs and PSUs, the terms of which are more fully discussed in the Compensation Discussion and Analysis above. For PSUs, the amounts represent the grant date fair value based on the probable outcome of the performance conditions at the grant date. For 2020, the grant date fair value of PSUs was $5,403,048 for Dr. Hantson, $1,329,979 for Dr. Sarin, Mr. Goff and Dr. Orloff, and $1,246,847 for Ms. Chiniara and Ms. Law. The grant date fair value of these PSUs, if the highest level of performance conditions were achieved, is $12,454,240 for Dr. Hantson, $3,065,654 for Dr. Sarin, Mr. Goff and Dr. Orloff, and $2,874,032 for Ms. Chiniara and Ms. Law.

In addition, the 2020 amounts reported in the "Stock Awards" column also include the incremental fair value associated with the modification of the outstanding 2019 PSUs that occurred in 2020. Following the acquisition of Portola Pharmaceuticals, Inc (Portola) in July 2020, the Compensation Committee approved a modification to the revenue and operating margin targets and payout curves to include the results of the Portola business. See page 31 of the CD&A for further details of this modification. This modification was accounted for in accordance with FASB ASC Topic 718. The incremental fair value resulting from the modification of the outstanding 2019 PSUs, based on the probable outcome of the performance conditions at the modification date, was determined to be $4,111,091 for Dr. Hantson, $911,757 for Dr. Sarin and Ms. Chiniara, $542,734 for Ms. Law and $1,042,025 for Mr. Goff and Dr. Orloff.

(5)Amounts represent the annual incentive bonus earned by each of the NEOs for services performed in 2020, 2019 and 2018 (where applicable).

(6)The amounts within the All Other Compensation column for 2020 are as follows:

Executive Officer	Company Retirement Contributions ($) (7)	Non-Qualified Deferred Compensation Match ($)	Severance ($) (8)	Other ($) (9)	Total
Ludwig Hantson	17,100	17,100	—	1,400	35,600
Aradhana Sarin	17,100	4,500	—	—	21,600
Ellen Chiniara	17,100	8,900	—	2,110	28,110
Brian Goff	17,100	17,715	—	400	35,215
Anne-Marie Law	17,100	8,900	1,965,572	1,480	1,993,052
John Orloff	17,100	15,297	—	1,750	34,147
(7) Amounts represent employer matching contributions to the Alexion 401(K) plan related to employee 2020 contributions.

(8) Amounts represent cash severance payments and the value of the outplacement services to which Ms. Law became entitled pursuant to her separation agreement with the Company. This amount reflects cash payments equal to 18-months’ salary and target bonus, or approximately $1,860,863, 18-months of health insurance premiums paid after deducting applicable taxes and withholding, or approximately $44,709, and $60,000 of outplacement assistance fees.

(9) Amounts in this column for fiscal year 2020 represent commuter and parking benefits.

CEO Pay Ratio
We have estimated the median of the 2020 annual total compensation of our employees, other than our Chief Executive Officer, to be $250,651. The 2020 annual total compensation of Dr. Hantson was $17,919,259 (this is same amount reported in the Total column reported in the Summary Compensation Table included above). As a result, the estimated ratio of the annual total compensation of our Chief Executive Officer to the estimated median of the annual total compensation of our other employees was approximately 71 to 1. We believe that the pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described below.
Overview of Methodology and Assumptions
Alexion is a global company, with employees in 29 countries, approximately half of whom are located outside of the United States. As of December 31, 2020, Alexion’s workforce consisted of approximately 3,837 full-time world-wide employees, including hourly employees.
In determining the employee population to be used to calculate the compensation of the median employee, we included employees in all countries. As a result, the employee population that we used for purposes of determining the compensation of our median employee was 3,837 employees. We selected December 31, 2020, the last day of our fiscal year, as the date upon which we would identify the “median employee.” Given our population changes over the last two years and in accordance with SEC rules, we identified a new median employee for use in our 2020 CEO pay ratio calculations.
Earnings of our employees outside the U.S. were converted to U.S. dollars using the currency exchange rates used for organizational planning purposes. We did not make any cost of living adjustments. To identify the “median employee,” we utilized 2020 base salary or base rate of pay (annualized in the case of employees who were not employed for the full fiscal year), target annual cash incentive award and target annual LTI award for our consistently applied compensation measure because we believe that this measure reasonably reflects the annual compensation of our employees.
With respect to the SEC rules for identifying the median of the annual total compensation of our employees and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio for our Company, as other companies have headquarters offices in different countries, have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.
We invest in our employees at all levels in the Company by rewarding performance that balances risk and reward, empowering professional growth and development and by offering affordable benefits and programs that meet the diverse needs of our employees.

Grants Of Plan-Based Awards In Fiscal 2020
The following table sets forth information regarding plan-based awards made to each of our NEOs during the fiscal year ended December 31, 2020.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards:	All Other Option Awards:
Name	Grant Date		Target ($)	Maximum ($)	Target (#)	Maximum (#)	Number of shares of stock or units (#)	Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Ludwig Hantson	2/28/20	(1)	1,755,000	3,510,000	—	—	—	—	—	—
	2/28/20	(2)	—	—	—	—	44,201	—	—	4,156,220
	2/28/20	(3)	—	—	82,087	164,174	—	—	—	5,403,048
		(6)	—	—	—	—	—	—	—	4,111,091
Aradhana Sarin	2/28/20	(1)	560,000	1,120,000	—	—	—	—	—	—
	2/28/20	(2)	—	—	—	—	10,880	—	—	1,023,046
	2/28/20	(3)	—	—	20,206	40,412	—	—	—	1,329,979
		(6)	—	—	—	—	—	—	—	911,758
Ellen Chiniara	2/28/20	(1)	497,490	994,980	—	—	—	—	—	—
	2/28/20	(2)	—	—	—	—	10,200	—	—	959,106
	2/28/20	(3)	—	—	18,943	37,886	—	—	—	1,246,847
		(6)	—	—	—	—	—	—	—	911,758
Brian Goff	2/28/20	(1)	559,440	1,118,880	—	—	—	—	—	—
	2/28/20	(2)	—	—	—	—	10,880	—	—	1,023,046
	2/28/20	(3)	—	—	20,206	40,412	—	—	—	1,329,979
		(6)	—	—	—	—	—	—	—	1,042,026
Anne-Marie	2/28/20	(1)	510,825	1,021,650	—	—	—	—	—	—
Law (5)	2/28/20	(2)	—	—	—	—	10,200	—	—	959,106
	2/28/20	(3)	—	—	18,943	37,886	—	—	—	1,246,847
		(5)	—	—	—	—	—	—	—	5,638,071
		(6)	—	—	—	—	—	—	—	542,734
John Orloff	2/28/20	(1)	582,120	1,164,240	—	—	—	—	—	—
	2/28/20	(2)	—	—	—	—	10,880	—	—	1,023,046
	2/28/20	(3)	—	—	20,206	40,412	—	—	—	1,329,979
		(6)	—	—	—	—	—	—	—	1,042,026
(1)    The amounts represent the annual cash incentive award target and maximum percentage payout amounts for the NEO for 2020 multiplied by such individual's base salary. See "Annual Cash Incentive Awards" in the CD&A. Actual amounts paid to the NEO for 2020 are included in the "Non-Equity Incentive Plan Compensation" column under the "Summary Compensation Table" above. The maximum amount a NEO may earn is 200% of target bonus amount. The threshold values for this grant are excluded from the table as the minimum award value that could be received is zero.

(2)    The amount includes the number of shares of common stock underlying awards of RSUs granted to the NEO in 2020. These RSUs provide by their terms for ratable vesting on an annual basis over a four-year period.

(3)    The amount represents the estimated payouts for PSUs granted to the NEO in 2020. The target and maximum achievement amounts include shares that may be earned over the vesting period for the achievement of cumulative revenue goals and research and development (R&D) launch goals during the performance period. In addition, the relative TSR cap can limit, but not increase, the payout to 74%. The threshold values for these grants are excluded from the table above as the minimum award value that could be received is zero. To the extent earned based on performance, these 2020 PSUs cliff vest following the end of a three-year performance period.

(4)    The amount represents the grant date fair value of RSUs and PSUs granted in 2020 calculated in accordance with FASB ASC Topic 718, disregarding the effect of estimated forfeitures. For PSUs, the amounts represent the grant date fair value based on the probable outcome of the performance conditions on the grant date. See footnote 4 to the “Summary Compensation Table” above for the amounts included with respect of PSUs and the amounts that would be included if the highest level of performance conditions were achieved. See Notes 1 and 13 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for details as to the assumptions used to determine the fair value of the awards.

(5)    The amounts represents the incremental fair value of $5,638,071 associated with the modification of Ms. Law's outstanding 2018, 2019 and 2020 PSUs in connection with her departure from the Company on August 21, 2020 pursuant to her separation agreement. Ms. Law's unvested RSUs granted in 2020 were forfeited upon her departure on August 21, 2020. PSUs granted in 2020 will be pro-rated to the end of the month of separation and will remain outstanding and continue to vest based on final performance results upon certification at the end of the performance period.

(6)    The amount represents the incremental fair value associated with the Portola-related modification of the outstanding 2019 PSUs based on the probable outcome of the performance conditions at the modification date. See footnote 4 to the "Summary Compensation Table" above for further details.
Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
We have entered into employment agreements with each of our NEOs. The material terms of the employment agreements with Dr. Hantson. Dr. Sarin, Ms. Chiniara, Mr. Goff, and Dr. Orloff are described below. The employment agreements also provide for certain payments and benefits upon terminations of employment, as described below under “-Potential Payments Upon Termination or Change of Control.” The terms of Ms. Law's separation agreement in "Termination and Change of Control-Based Compensation-Departure of Ms. Law" in the CD&A.
Ludwig Hantson
On March 27, 2017, Dr. Hantson entered into an employment agreement with the Company upon his appointment as Chief Executive Officer. The agreement includes a three-year term, which automatically extends at the end of such term for additional one-year periods unless 60 days prior notice is given by either party (neither party provided such notice prior to the commencement of such 60 day period in 2020 or 2021). The agreement entitles Dr. Hantson to an annual base salary of $1,200,000, which is subject to increase in the discretion of the Company. The agreement also entitles Dr. Hantson to a target annual cash incentive award of 120% of his annual base salary, with the actual amount of the bonus earned determined by the Board or the Committee and paid in accordance with the Company’s management incentive bonus plan. Under the agreement, Dr. Hantson is eligible to receive stock-based awards under the Company’s equity incentive plan in the discretion of the Board or the Committee and to participate in the Company’s employee benefit plans as in effect for employees generally. The agreement provides standard indemnification coverage for Dr. Hantson, as well as recoupment of any incentive-based compensation in accordance with the Company's recoupment policy.

Aradhana Sarin
On September 17, 2019, Dr. Sarin entered into a new employment agreement with the Company. The agreement provides for the appointment of Dr. Sarin as Executive Vice President, Chief Financial Officer, which was effective on the date the Company filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. The agreement includes a three-year term, which automatically extends at the end of such term for additional one-year periods unless 60 days prior notice is given by either party. The agreement entitles Dr. Sarin to an annual base salary of $800,000, which is subject to increase in the discretion of the Company. The agreement also entitles Dr. Sarin to a target annual cash incentive award of 70% of her annual base salary, with the actual amount of the bonus earned to be determined by the Board or the Committee and paid in accordance with the Company's management incentive bonus plan. Under the agreement, Dr. Sarin is eligible to receive stock-based awards under the Company's equity incentive plan in the discretion of the Board or the Committee and to participate in the Company's employee benefit plans as in effect for employees generally. Dr. Sarin did not receive stock-based awards in connection with her appointment as Executive Vice President, Chief Financial Officer. The agreement provides standard indemnification coverage for Dr. Sarin, as well as recoupment of any incentive-based compensation in accordance with the Company's recoupment policy.
Ellen Chiniara
On January 29, 2018, Ms. Chiniara entered into an employment agreement with the Company. The agreement includes a three-year term, which automatically extends at the end of such term for additional one-year periods unless 60 days prior notice is given by either party (neither party provided such notice prior to the commencement of such 60 day period in 2021). The agreement entitles Ms. Chiniara to an annual base salary of $660,000, which is subject to increase in the discretion of the Company. The agreement also entitles Ms. Chiniara to a target annual cash incentive award of 70% of her annual base salary, with the actual amount of the bonus earned determined by the Board or the Committee and paid in accordance with the Company’ s management incentive bonus plan. Under the agreement, Ms. Chiniara is eligible to receive stock-based awards under the Company’s equity incentive plan in the discretion of the Board or the Committee and to participate in the Company’s employee benefit plans as in effect for employees generally. The agreement provides standard indemnification coverage for Ms. Chiniara, as well as recoupment of any incentive-based compensation in accordance with the Company's recoupment policy.
Brian Goff
On June 1, 2017, Mr. Goff entered into an employment agreement with the Company. The agreement includes a three-year term, which automatically extends at the end of such term for additional one-year periods unless 60 days prior notice is given by either party (neither party provided such notice prior to the commencement of such 60 day period in 2020). The agreement entitles Mr. Goff to an annual base salary of $675,000, which is subject to increase in the discretion of the Company. The agreement also entitles Mr. Goff to a target annual cash incentive award of 70% of his annual base salary, with the actual amount of the bonus earned determined by the Board or the Committee and paid in accordance with the Company’ s management incentive bonus plan. Under the agreement, Mr. Goff is eligible to receive stock-based awards under the Company’s equity incentive plan in the discretion of the Board or the Committee and to participate in the Company’s employee benefit plans as in effect for employees generally. The agreement provides standard indemnification coverage for Mr. Goff, as well as recoupment of any incentive-based compensation in accordance with the Company's recoupment policy.
John Orloff
On June 5, 2017, Dr. Orloff entered into an employment agreement with the Company. The agreement includes a three-year term, which automatically extends at the end of such term for additional one-year periods unless 60 days prior notice is given by either party (neither party provided such notice prior to the commencement of such 60 day period in 2020). The agreement entitles Dr. Orloff to an annual base salary of $675,000, which is subject to increase in the discretion of the Company. The agreement also entitles Dr. Orloff to a target annual cash incentive award of 70% of his annual base salary, with the actual amount of the bonus earned determined by the Board or the Committee and paid in accordance with the Company’s management incentive bonus plan. Under the agreement, Dr. Orloff is eligible to receive stock-based awards under the Company’s equity incentive plan in the discretion of the Board or the Committee and to participate in the Company’s employee benefit plans as in effect for employees generally. The agreement provides standard indemnification coverage for Dr. Orloff, as well as recoupment of any incentive-based compensation in accordance with the Company's recoupment policy.
Fiscal Year 2020 Equity Awards
All of the PSUs and RSUs disclosed in the Grants of Plan-Based Awards table were granted under our 2017 Incentive Plan. Our 2017 Incentive Plan was approved by shareholders in May 2017. Subject to the terms of the applicable incentive plan and the RSU award agreements, RSU awards are generally scheduled to vest as to 25% of the shares subject to the RSU award on each of the first four anniversaries of the grant date (such that all shares subject to the RSU will be vested four years from the date of grant), generally subject to the continued employment of the applicable NEO with the Company through the applicable vesting date. Subject to the terms of the applicable incentive plan and the PSU award agreements, PSUs are earned if all of the applicable performance goals are satisfied (such goals are based on three-year performance metrics) and, if the performance goals are satisfied and the PSUs are earned, the shares will "cliff" vest on the third anniversary of the date of grant of the PSUs, generally subject to the continued employment of the applicable NEO with the Company through the applicable vesting date.

Outstanding Equity Awards At 2020 Fiscal Year-End
The following table sets forth information regarding equity awards held by our NEOs as of December 31, 2020.

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options								Equity Incentive Plan Awards:
Name	Grant Date	Exercisable (#)	Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares or Units or Other Rights of Stock That Have Not Vested ($) (1)
Ludwig Hantson	03/27/17	53,214	3,548	(2)	118.83	03/27/27	7,182	(3)	1,122,116	—		—
	02/28/18	—	—		—	—	8,940	(4)(5)	1,396,786	—		—
	02/28/19	—	—		—	—	18,598	(4)(5)	2,905,752	—		—
	02/28/19	—	—		—	—	—		—	69,082	(6)	10,793,371
	02/28/20	—	—		—	—	33,150	(4)(5)	5,179,356	—		—
	02/28/20	—	—		—	—	—		—	82,087	(6)	12,825,272
Aradhana Sarin	11/29/17	—	—		—	—	2,910	(4)	454,658	—		—
	02/28/18	—	—		—	—	844	(4)(5)	131,867	—		—
	02/28/19	—	—		—	—	4,124	(4)(5)	644,334	—		—
	02/28/19	—	—		—	—	—		—	15,321	(6)	2,393,753
	02/28/20	—	—		—	—	8,160	(4)(5)	1,274,918	—		—
	02/28/20	—	—		—	—	—		—	20,206	(6)	3,156,985
Ellen Chiniara	02/28/18	—	—		—	—	2,086	(4)(5)	325,917	—		—
	02/28/19	—	—		—	—	4,124	(4)(5)	644,334	—		—
	02/28/19	—	—		—	—	—		—	15,321	(6)	2,393,753
	02/28/20	—	—		—	—	7,650	(4)(5)	1,195,236	—		—
	02/28/20	—	—		—	—	—		—	18,943	(6)	2,959,654
Brian Goff	06/07/17	19,032	2,718	(2)	100.14	06/07/27	3,679	(4)	574,807	—		—
	02/28/18	—	—		—	—	2,235	(4)(5)	349,196	—		—
	02/28/19	—	—		—	—	4,714	(4)(5)	736,515	—		—
	02/28/19	—	—		—	—	—		—	17,510	(6)	2,735,762
	02/28/20	—	—		—	—	8,160	(4)(5)	1,274,918	—		—
	02/28/20	—	—		—	—	—		—	20,206	(6)	3,156,985
Anne-Marie Law (7)	02/28/18	—	—		—	—	33,746	(7)	5,272,475	—		—
	02/28/19	—	—		—	—	—		—	9,120	(7)	1,424,909
	02/28/20	—	—		—	—	—		—	4,210	(7)	657,770
John Orloff	06/07/17	—	—		—	—	6,241	(4)	975,094	—		—
	02/28/18	—	—		—	—	2,235	(4)(5)	349,196	—		—
	02/28/19	—	—		—	—	4,714	(4)(5)	736,515	—		—
	02/28/19	—	—		—	—	—		—	17,510	(6)	2,735,762
	02/28/20	—	—		—	—	8,160	(4)(5)	1,274,918	—		—
	02/28/20	—	—		—	—	—		—	20,206	(6)	3,156,985
(1)The market value of the stock awards is determined by multiplying the number of shares subject to such award times $156.24, which was the closing price of the Company's common stock as of December 31, 2020, the last business day of 2020.
(2)Award of options that vest over a four-year period, with 25% vesting on the first anniversary of the date of grant and 6.25% vesting every three months thereafter, generally subject to continued employment or other service with the Company.

(3)Award of RSUs that vested 25% on December 31, 2017, 25% on December 31, 2018, 25% on the third anniversary of the grant date and will vest 25% on the fourth anniversary of the grant date, generally subject to continued employment or other service with the Company.
(4)RSU awards that vest over a four-year period in equal annual installments on each anniversary of the date of grant, generally subject to continued employment or other service with the Company.
(5)In December 2020, the Committee accelerated vesting of tranches of RSUs granted in 2018, 2019 and 2020 scheduled to vest in February 2021 to December 2020.
(6)PSU awards granted in 2019 and 2020 are eligible to be earned based on performance during the performance period ending on December 31, 2021 and December 31, 2022, respectively. To the extent earned based on performance, the PSUs will vest on the third anniversary of the grant date, generally subject to continued employment or other service with the Company. Except as noted below, amounts have been reported in this table assuming target level achievement of performance goals.
With respect to the PSUs granted in 2018, no amounts have been reflected as outstanding as vesting of the earned shares was accelerated to December 2020 at a payout of 245% of target, which reflected actual performance for the full performance period ending December 31, 2020. Refer to the "Option Exercises And Stock Vested For Fiscal 2020" table below for further information.
With respect to the PSUs granted in 2019, an additional 15% of the target award has been earned as of December 31, 2020 based on the achievement of R&D milestones.
(7)Ms. Law's separation agreement provided for the accelerated vesting upon her August 21, 2020 departure of RSUs granted in 2017 and 2018 while unvested RSUs granted in 2019 and 2020 were forfeited. Ms. Law's PSUs granted in 2018, 2019 and 2020 will be pro-rated to the end of the month of separation and will be eligible to vest based on achievement of the applicable performance criteria upon the Committee's certification of the performance results following the applicable performance period.
$5,272,475 reported for Ms. Law's 2018 PSUs represent PSUs actually earned for the performance period ending December 31, 2020 which will vest on February 28, 2021.

Option Exercises And Stock Vested For Fiscal 2020
The following table shows the vesting of RSUs and PSUs during the year ended December 31, 2020 for each of the NEOs. None of the NEOs exercised stock options during 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($)(2)
Ludwig Hantson	—	—	249,171	35,963,305
Aradhana Sarin	—	—	26,816	3,952,098
Ellen Chiniara	—	—	48,813	7,448,382
Brian Goff	—	—	61,561	8,990,872
Anne-Marie Law	—	—	19,952	2,188,745
John Orloff	—	—	58,822	8,734,513
(1)Includes RSUs and PSUs that vested in 2020 as follows:
–The number of shares subject to RSUs that vested in 2020: Dr. Hantson: 54,712, Dr. Sarin: 11,445, Ms. Chiniara: 10,848, Mr. Goff: 15,584, Ms. Law: 19,952 and Dr. Orloff: 18,145. This is inclusive of February 2021 vesting accelerated to December 2020 as follows: Dr. Hantson: 29,290, Dr. Sarin: 5,627, Ms. Chiniara: 6,698 and Mr. Goff and Dr. Orloff: 7,312. With respect to Ms. Law, this is also inclusive of 9,914 shares for which vesting was accelerated in connection with her separation agreement.
–One third of the PSUs earned for the performance period ending December 31, 2017 vested in 2020 as follows: Dr. Hantson: 31,752 and Mr. Goff: 5,300.
–February 2021 vesting relating to PSUs earned based on actual performance for the performance period ending December 31, 2020 was accelerated to December 2020 as follows: Dr. Hantson: 162,707, Dr. Sarin: 15,371, Ms. Chiniara: 37,965, Mr. Goff and Dr. Orloff: 40,677.

(2)    Amounts reflect the aggregate dollar amount realized upon vesting by multiplying the number of shares of stock vested by the closing price of the Company's common stock on the vesting date.

Nonqualified Deferred Compensation
Alexion sponsors a nonqualified deferred compensation plan (NQDC Plan) which allows certain highly compensated employees, including our NEOs, to make voluntary deferrals of up to 80% of their base salary and up to 80% of their annual cash incentive award. The NQDC Plan is designed to work in conjunction with the 401(k) plan and provides for a total combined employer match of up to 6% of an employee's eligible earnings, up to the IRS annual specified contribution limits. The plan provides for immediate vesting of the match consistent with our immediate vesting of the Company match provided under our 401(k) plan. Notional accounts are maintained for each participant. Such notional accounts include employee and employer contributions and reflect the performance of investments selected by the employee or a default investment if the employee does not make a selection. These investment options include the mutual funds offered under our 401(k) plan.
The following table sets forth information regarding the nonqualified deferred compensation of each NEO during the fiscal year ended December 31, 2020.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals and Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
Ludwig Hantson	52,380	17,100	19,106	—	107,760
Aradhana Sarin	253,978	4,500	109,091	—	501,336
Ellen Chiniara	228,437	8,900	66,160	—	490,066
Brian Goff	477,864	17,715	288,876	—	801,910
Anne-Marie Law	191,447	8,900	149,978	(53,584)	533,848
John Orloff	865,944	15,297	101,520	—	1,298,164
(1)Amounts reported in this column are also included in the Summary Compensation Table under Salary.
(2)Amounts reported in this column are also included in the Summary Compensation Table under All Other Compensation.
(3)The aggregate balance amounts under the nonqualified deferred compensation plan include deferrals made for prior fiscal years. For individuals who were NEOs in the fiscal years in which the deferrals were made, the amount of the deferred compensation was included in such individual's compensation as reported in the Summary Compensation Table included in the proxy statement for each such fiscal year.
Potential Payments Upon Termination or Change Of Control
We have entered into certain agreements that may require us to make payments and/or provide benefits to Dr. Hantson, Dr. Sarin, Ms. Chiniara, Mr. Goff and Dr. Orloff in connection with specified terminations of employment, in each case, subject to the applicable NEO’s execution and non-revocation of a general release of claims. See "Severance Payments and Benefits" and “Equity Awards” below for a description of these potential severance entitlements. These agreements also contain restrictive covenants and confidentiality provisions in favor of Alexion and require the NEO to assign all rights he or she may have or acquire in proprietary information.
The tables below summarize the estimated potential payments to each of Dr. Hantson, Dr. Sarin, Ms. Chiniara, Mr. Goff and Dr. Orloff assuming that one of the events described in the table occurred on December 31, 2020. In calculating the amounts due to the executive in respect of his or her equity awards in connection with such event, where applicable, the table below uses the closing price of a share of our common stock on December 31, 2020, $156.24, the last business day of 2020. However, each such executive's employment was not terminated on December 31,

2020 and a change in control did not occur on that date. Moreover, there can be no assurance that a termination of employment, a change in control or both would produce the same or similar results as those set forth below if either or both of them occurred on any other date or when the price of our common stock was different, or if any other assumption used in calculating the benefits set forth below is not correct in fact. Because she terminated employment with the Company prior to December 31, 2020, Ms. Law is not included in the tables below. The severance payments and benefits that Ms. Law received in connection with her termination of employment are described below.
For purposes of the following table, involuntary termination means a termination without cause, constructive termination, or good reason termination, as applicable, in each case as those terms are defined in the applicable NEO's agreement.

	Cash Severance Payments(1)	Value of Accelerated Equity Awards (2)	Benefit Continuation Payments(3)	Total Termination Benefits(4)
Ludwig Hantson
■ Death	$2,080,000	$35,974,391	$61,587	$38,115,978
■ Disability	$1,755,000	$35,974,391	$61,587	$37,790,978
■ Change in Control	—	—	—	—
■ Involuntary termination	$7,910,000	$5,557,385	$61,587	$13,528,972
■ Involuntary termination after a change in control	$13,620,000	$35,974,391	$61,587	$49,655,978
Aradhana Sarin
■ Death	$760,000	$8,415,578	$60,017	$9,235,595
■ Disability	$560,000	$8,415,578	$60,017	$9,035,595
■ Change in Control	—	—	—	—
■ Involuntary termination	$2,040,000	$1,230,859	$60,017	$3,330,876
■ Involuntary termination after a change in control	$3,280,000	$8,415,578	$60,017	$11,755,595
Ellen Chiniara
■ Death	$675,165	$7,877,957	$61,587	$8,614,709
■ Disability	$497,490	$7,877,957	$61,587	$8,437,034
■ Change in Control	—	—	—	—
■ Involuntary termination	$1,812,285	$970,251	$61,587	$2,844,123
■ Involuntary termination after a change in control	$2,913,870	$7,877,957	$61,587	$10,853,414
Brian Goff
■ Death	$759,240	$9,391,028	$78,730	$10,228,998
■ Disability	$559,440	$9,391,028	$78,730	$10,029,198
■ Change in Control	—	—	—	—
■ Involuntary termination	$2,037,960	$1,812,998	$78,730	$3,929,688
■ Involuntary termination after a change in control	$3,276,720	$9,391,028	$78,730	$12,746,478
John Orloff
■ Death	$790,020	$9,638,835	$61,587	$10,490,442
■ Disability	$582,120	$9,638,835	$61,587	$10,282,542
■ Change in Control	—	—	—	—
■ Involuntary termination	$2,120,580	$2,060,805	$61,587	$4,242,972
■ Involuntary termination after a change in control	$3,409,560	$9,638,835	$61,587	$13,109,982
(1)Represents the cash severance amounts that would be payable as a result of the event described in the table above, based on the named executive officer’s base salary and target bonus amount as in effect on December 31, 2020, as applicable, or, for Dr. Hantson, based on his base salary and the average of his actual bonus amount paid in the two most recent fiscal years and without including any accrued but unpaid compensation, paid time-off or any pay in lieu of any notice periods. The cash severance amounts that would be payable to each of our named executive officers in connection with a termination of employment under various circumstances is described in more detail below.

(2)Represents the value associated with cashing out unvested RSUs, earned PSUs and unearned PSUs, as applicable, and, that accelerate as a result of the event described in the table, based on a stock price of $156.24, which was the closing price of Alexion's common stock on December 31, 2020, the last business day of Alexion's 2020 fiscal year, as well as the value associated with any stock options held by our named executive officers on December 31, 2020. Dr. Hantson's and Mr. Goff's stock options were valued based on the number of shares associated with the unvested portion of each award multiplied by the difference between $156.24, the closing price of Alexion's common stock on December 31, 2020, and the per share exercise price of the stock options. RSUs and PSUs were valued based on the number of shares associated with the unvested portion of each award multiplied by $156.24. Pursuant to their agreements, certain PSUs held by each of the named executive officers would vest to the extent determined in good faith by the Board based on achievement of the applicable performance conditions through termination of employment, as described in further detail under “Equity Awards” below. For purposes of this table, in connection with a change in control or death or disability termination, the value of any earned PSUs is based on the number of earned PSUs as of December 31, 2020 and any unearned PSUs (including those held by Dr. Sarin) are assumed to have vested at target levels, except for any 2019 PSUs, which are assumed to have vested at 115% of target given that an additional 15% of the target award was earned as of December 31, 2020 based on the achievement of R&D milestones. The actual amounts, if any, that will become payable with respect to outstanding unearned PSUs will be different.

(3)Represents the estimated value of the lump sum cash payment that, after all applicable taxes and withholdings are deducted (assuming for this purpose a 42% tax rate), is the economic equivalent of the monthly health premiums paid by the Company on behalf of the named executive officer and his or her dependents as a result of the event described in the table, based on the cost of coverage under our benefit plans as of December 31, 2020.

(4)Under their employment agreements, if amounts payable to each of our named executive officers are subject to an excise tax under Section 4999 of the Code, the amount payable will be the greater of (i) the payments reduced so that no portion of the payments are subject to such excise tax or (ii) the payments reduced by all applicable taxes, including such excise tax. For purposes of this table, it is assumed that no payments will be reduced under this provision.
Severance Payment and Benefits
The severance payments and benefits to which Dr. Hantson, Dr. Sarin, Ms. Chiniara, Mr. Goff and Dr. Orloff are entitled are described below. The terms cause, disability, non-renewal, constructive termination, good reason and change in control (or corollary terms) are each defined in the applicable agreements which have each been filed with the U.S. Securities and Exchange Commission.
Dr. Hantson
If Dr. Hantson's employment with Alexion is terminated other than within 18 months following a change in control (1) by the Company without cause, (2) following a constructive termination, or (3) upon non-renewal of his employment agreement by the Company, Alexion will be obligated to pay him an amount equal to 2.0 multiplied by the sum of (a) his then-current base salary and (b) the greater of (I) his average annual cash incentive award for the two years preceding the year in which his termination of employment occurs and (II) his target annual cash incentive award for the year in which Dr. Hantson's termination of employment occurs (such sum, the “CEO Severance Payment”). The CEO Severance Payment will be paid in installments over a 24-month period following his termination of employment. Additionally, Dr. Hantson will be entitled to a lump sum cash amount equal to the value of the premiums that otherwise would have been paid by the Company, after applicable tax and withholdings, for his and his eligible dependents’ participation in the Company’s health and welfare for an 18-month period (the "Health Care Benefits").
In the event that Dr. Hantson's employment with Alexion is terminated within 18 months following a change in control (1) by the Company without cause, (2) by him for good reason or following a constructive termination, or (3) upon non-renewal of his employment agreement by the Company, Alexion will be obligated to pay Dr. Hantson a cash lump sum payment equal to 3.0 multiplied by the CEO Severance Payment, a pro rata amount of his target annual cash incentive award for the year in which the termination occurs, and the Health Care Benefits.

In the event that Dr. Hantson's employment with Alexion terminates due to his death, his estate will be entitled to receive a cash lump sum equal to three months of his base salary. In the event that his employment is terminated due to death or disability, he (or his estate, as applicable) will also be entitled to receive a pro rata amount of his target annual cash incentive award for the year in which the termination occurs and the Health Care Benefits.
Dr. Sarin, Ms. Chiniara, Mr. Goff and Dr. Orloff
If Dr. Sarin's, Ms. Chiniara's, Mr. Goff's or Dr. Orloff's employment with the Company is terminated other than within 18 months following a change in control (1) by the Company without cause, (2) by the executive following a constructive termination, or (3) upon non-renewal of the executive's employment agreement by the Company, Alexion will be obligated to pay, as a cash lump sum, 1.5 multiplied by the sum of (a) the executive's then-current base salary and (b) an amount equal to the executive's target annual cash incentive award for the year in which the termination of employment occurs (such sum, the “Severance Payment”). Additionally, the executive will be entitled to the Health Care Benefits.
In the event that the executive's employment with the Company is terminated within 18 months following a change in control (1) by the Company without cause, (2) by the executive for good reason or following a constructive discharge, or (3) upon non-renewal of the executive's employment agreement by the Company, Alexion will be obligated to pay the executive a cash lump sum payment equal to 2.0 multiplied by the Severance Payment, a pro rata amount of the executive's target annual cash incentive award for the year in which the termination occurs, and the Health Care Benefits.
In the event that the executive's employment with the Company terminates due to death, the executive's estate will be entitled to receive a cash lump sum equal to three months’ of the executive's base salary. In the event that the executive's employment is terminated due to death or by the Company due to disability, the executive (or his or her estate, as applicable) will also be entitled to receive a pro rata amount of the executive's target annual cash incentive award for the year in which the termination occurs and the Health Care Benefits.
Separation Arrangement for Ms. Law
In connection with Ms. Law's departure from the Company in August 2020, the Company and Ms. Law entered into a Confidential Release and Separation Agreement effective as of September 26, 2020 (the “Separation Agreement”). For a description of the terms of the Separation Agreement, see "Termination and Change of Control-Based Compensation-Departure of Ms. Law" in the CD&A..
Equity Awards
The employment agreements with Dr. Hantson, Dr. Sarin, Ms. Chiniara, Mr. Goff and Dr. Orloff provide the following with respect to the effect of a termination of employment on outstanding equity awards, including a termination of employment following a change in control.
If the executive's employment is terminated due to the executive's death or by the Company due to the executive's disability: (1) all of the executive's time-vesting equity awards will vest and become immediately exercisable, and (2) all other equity awards previously granted to the executive will vest as determined in good faith by the Board based on the percentage of goals and objectives achieved by the executive and the Company, or, in the case of Dr. Sarin, to the extent provided in the Company's incentive equity plan and award agreements evidencing such awards.
If the executive's employment is terminated by the Company without cause, by the executive following a constructive termination, or due to non-renewal of the executive's employment agreement by the Company, in each case, other than within 18 months following a change in control: (1) for all of the NEOs other than Ms. Chiniara, all of the executive's time-vesting equity awards granted in connection with the commencement of the term of the executive's employment will vest and become immediately exercisable, (2) all of the executive's other time-vesting equity awards that have been granted and are at least 50% vested as of the separation date will vest and become immediately exercisable, and (3) all other equity awards previously granted to and earned by the executive that are at least 50% vested as of the separation date will vest and become immediately exercisable.
If the executive's employment is terminated by the Company without cause, by the executive for good reason or following a constructive termination, or due to non-renewal of the executive's employment agreement by the Company, in each case, within 18 months following a change in control: (1) all of the executive's time-vesting equity awards will vest and become immediately exercisable, and (2) all earned equity awards will vest and become immediately exercisable, and (3) all other unearned equity awards held by the executive will vest as determined in good faith by the Board based on the performance conditions achieved by the executive and Alexion.
Section 280G
The employment agreements with the NEOs each provide that if any payment or benefit that the executive would receive would constitute a “parachute payment” within the meaning of Section 280G of the Code and would be subject to an excise tax under Section 4999 of the Code, the payment will be reduced if such reduction would result in a greater after-tax amount to the named executive officer.

Director Compensation For Fiscal 2020
The key objectives of our director compensation program are to attract qualified talent, provide compensation that is commensurate with the substantial time commitment associated with Board service, and foster commonality of interest between Board members and shareholders. Non-employee director compensation is determined by the Board, acting on the recommendation of the Leadership and Compensation Committee. On an annual basis when determining compensation, the Leadership and Compensation Committee considers market data for our peer group, which is the same peer group used for Alexion’s executive compensation benchmarking, the S&P 500 Healthcare Index and the S&P 500 Index. The Leadership and Compensation Committee also considers advice from FW Cook, the independent third-party compensation advisor retained by the Leadership and Compensation Committee, regarding market practices for director compensation. During 2020, FW Cook conducted a review of director compensation levels relative to the market benchmarks and the results of their review indicated Alexion’s then current director compensation was aligned with the median relative to our peer group and the Leadership and Compensation Committee recommended to the Board not to change director compensation in 2020. The Board acted on such recommendation and no changes to director compensation were made in 2020.

The following table sets forth a summary of the compensation earned by and/or paid to our directors in 2020, other than Dr. Hantson who did not receive separate compensation for his service as a director for 2020. The compensation paid for Dr. Hantson for 2020 for his service as our CEO is included in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($) (2)	Total ($)
Felix Baker	119,994	349,991	469,985
David Brennan	245,034	349,991	595,025
Christopher Coughlin	204,969	349,991	554,960
Deborah Dunsire	94,966	349,991	444,957
Paul Friedman	95,000	349,991	444,991
John Mollen	120,000	349,991	469,991
Francois Nader	94,966	349,991	444,957
Judy Reinsdorf	120,047	349,991	470,038
Andreas Rummelt	95,000	349,991	444,991
(1)    Represents retainer fees paid for services as a director during the fiscal year ended December 31, 2020. For 2020, these retainer fees were paid in cash and/or in the form of RSUs at the election of each director. Dr. Baker, Mr. Brennan, Mr. Coughlin, Dr. Dunsire, Dr. Nader and Ms. Reinsdorf elected to receive a portion or all of his or her annual cash retainer fees in the form of RSUs. The director fees earned in the form of RSUs are as follows: Dr. Baker: 1,189; Mr. Brennan: 2,428; Mr. Coughlin: 2,031; Dr. Dunsire: 941; Dr. Nader: 941 and Ms. Reinsdorf: 595. The RSUs were granted in May of 2020 and vest 25% quarterly. Refer below for the determination of grant date fair value.

(2)Represents a $100.92 grant date fair value of RSUs granted in 2020 calculated in accordance with FASB ASC Topic 718, disregarding the effects of estimated forfeitures. See Note 1 and Note 13 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for details as to the assumptions used to determine the fair value of the equity awards granted during the year ended December 31, 2020. The following non-employee directors held the following number of unvested RSUs as of December 31, 2020: Dr. Baker, 4,062; Mr. Brennan 4,682; Mr. Coughlin, 4,112; Dr. Dunsire, 3,938; Dr. Friedman, 3,468; Mr. Mollen, 3,468; Dr. Nader, 3,938; Ms. Reinsdorf, 3,765; and Dr. Rummelt, 3,468. The following non-employee directors held options to purchase the following number of shares as of December 31, 2020: Dr. Baker, 4,623; Mr. Brennan, 7,343; Mr. Coughlin, 7,343; Mr. Mollen,7,422; and Dr. Rummelt, 14,084. Dr. Dunsire, Dr. Friedman, Dr. Nader, and Ms. Reinsdorf, did not hold options as of December 31, 2020.
Director Compensation Policy
As noted above, the Board reviews and approves director compensation each year. Following an analysis of director compensation performed with the assistance of FW Cook, at the recommendation of the Leadership and Compensation Committee, the Board determined not to make any changes to director compensation in 2020.
It is the Board's policy that the CEO does not participate during discussions on matters of compensation for the independent directors and the CEO does not vote on such matters. Under Alexion's director compensation policy, all non-employee directors with attendance at a total of 75% attendance of the Board and Committee meetings on which he or she serves since the prior annual meeting of shareholders, were entitled to receive the following compensation for 2020:

2020 Compensation Component	Value	Vehicle	Payment or Vesting Schedule
Annual Retainer (Non-Chairman)	$95,000	Cash or shares of Alexion common stock	Quarterly
Annual Retainer (Chairman)	$245,000	Cash or shares of Alexion common stock	Quarterly
Chair of Audit and Finance Committee	$35,000	Cash or shares of Alexion common stock	Quarterly
Chair of all other committees	$25,000	Cash or shares of Alexion common stock	Quarterly
Annual Equity Award[1]	$350,000	Shares of Alexion common stock	One Year from Grant
(1)The grant date value is determined based on the closing price of the Company's common stock on the day following the Annual Meeting date, with the award vesting in full on the first anniversary of the grant date, generally subject to the director's continued service.
For 2020 (as was the case in 2019 as well), Mr. Coughlin was awarded an additional annual retainer of $150,000, payable quarterly, in light of Mr. Coughlin's significant increased time commitment as Chair of the Audit and Finance Committee related to the Committee's oversight and management of the Company's response to the DOJ's and SEC's FCPA investigations into the Company's activities. Mr. Coughlin's additional annual retainer was terminated in November 2020 due to the closure of the DOJ's investigation and the settlement of the SEC's FCPA investigation. The amount of the additional retainer paid to Mr. Coughlin in 2020 was reduced to $75,000 and is reflected in the director compensation table above.
A non-employee director may, at such director's election, elect to receive RSUs in lieu of receiving all or a portion of his or her annual cash retainer for service as a director and for service as the chair of a committee. The value of the RSUs will be determined in the same manner as the annual RSUs awarded to directors as described above and will vest quarterly in four equal installments, generally subject to the director's continued service. In 2020, six of our directors elected to receive all or a portion of their cash retainer in the form of RSUs.
Director Deferred Compensation
Each of our non-employee directors is eligible to participate in our non-employee director deferred compensation plan (the Director Deferred Compensation Plan). The Director Deferred Compensation Plan allows a director to make voluntary deferrals of up to 100% of their annual cash retainer, committee chair cash retainer and their annual RSU award. In the event that the director elects to receive an RSU award in lieu of all or a portion of their annual cash retainer and/or committee chair cash retainer, the common stock issued upon the vesting of such RSU award may be voluntarily deferred as well pursuant to the Director Deferred Compensation Plan. The Company does not match any director contributions to the Director Deferred Compensation Plan. Deferred cash retainer amounts are deemed to be invested in various mutual funds and similar investment choices selected by the director from a list of investment choices available under the Director Deferred Compensation Plan. Common stock that is deferred under the Director Deferred Compensation Plan remains in the form of Alexion common stock until after the period 6 months following the end of such director's service on our Board, at which point the director may elect to diversify such notional investment in common stock into the mutual funds and similar investment choices available under the Director Deferred Compensation Plan. For the purpose of the director compensation table above, we have presented such information as if none of the amounts were deferred.
Non-employee director stock ownership guidelines
Under our stock ownership guidelines, non-employee directors are expected to accumulate, within five years of their election to the Board, shares of Alexion stock equal in value to at least five times the amount of their annual cash retainer. All non-employee directors with more than five years of service have met our stock ownership guidelines, and all non-employee directors with less than five years of service have either met, or are on track to meet, our stock ownership guidelines within the expected time. Non-employee directors are also prohibited from entering into any hedging, pledging or derivative transactions in our stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information as of February 12, 2021 (except as otherwise noted) regarding the beneficial ownership (as defined by the SEC) of our common stock of: (i) each person known by us to own beneficially more than five percent of our outstanding common stock; (ii) each named executive officer (NEO) listed in the Summary Compensation Table below; (iii) each director; and (iv) all directors and executive officers of Alexion as a group.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Outstanding Shares of Common Stock
The Vanguard Group (3)
100 Vanguard Blvd.
Malvern, PA 19355	19,406,768	8.87
Blackrock, Inc. (4)
55 East 52nd Street
New York NY 10055	18,168,276	8.27
Ludwig Hantson (5) (15)	254,749	*
Brian Goff (6) (15)	68,904	*
John Orloff (15)	42,641	*
Aradhana Sarin (15)	23,917	*
Ellen Chiniara (15)	29,557	*
Anne-Marie Law (15)	28,741	*
Felix Baker (7)	8,939,411	4.07
David Brennan (8)	18,502	*
Christopher Coughlin (9)	41,773	*
Deborah Dunsire (10)	8,431	*
Paul Friedman	6,877	*
John Mollen (11)	15,187	*
Francois Nader (12)	7,583	*
Judith Reinsdorf (13)	7,899	*
Andreas Rummelt (14)	36,230	*
All directors and executive officers as a group (16 persons) (15)	9,530,402	4.33
* Less than one percent.
(1)Unless otherwise indicated, the address of all persons is 121 Seaport Boulevard, Boston, MA 02210.
(2)To our knowledge, except as set forth below, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes in this table.
(3)These figures are based upon information set forth in Schedule 13G filed with the SEC on February 10, 2021. Vanguard Group Inc. has sole voting power with respect to 0 of the shares listed and sole dispositive power over 18,456,125 of the shares listed.
(4)These figures are based upon information set forth in Schedule 13G filed with the SEC on February 5, 2021. BlackRock, Inc. has sole voting power with respect to 16,312,183 of the shares listed and sole dispositive power over all of the shares.

(5)Includes 7,182 shares of common stock which will be acquired by Dr. Hantson upon the vesting of restricted stock units that will vest within 60 days of February 12, 2021 and 56,762 shares of common stock which may be acquired by Dr. Hantson upon the exercise of stock options that are exercisable within 60 days of February 12, 2021.
(6)Includes 20,391 shares of common stock which may be acquired by Mr. Goff upon the exercise of stock options that are exercisable within 60 days of February 12, 2021.
(7)Dr. Baker has shared voting and investment power over the 7,766,498 shares of common stock owned by Baker Bros. Advisors LP and has shared voting and investment power over 94,410 shares of common stock owned by FBB Associates. Includes 12,763 and 20,226 shares acquired by Julian C. Baker and Stephen R. Biggar, respectively, upon exercise of stock options issued by Synageva BioPharma Corp., acquired by the Company in June 2015. Dr. Baker disclaims beneficial ownership of these shares except to the extent of his pecuniary interests therein. Dr. Baker joined the Board of Directors in June 2015. Figures also include 297 shares of common stock which will be acquired by Dr. Baker upon the vesting of restricted stock units that will vest within 60 days of February 12, 2021 and 4,623 shares of common stock which may be acquired by Mr. Baker upon the exercise of stock options that are exercisable within 60 days of February 12, 2021.
(8)Includes 607 shares of common stock which will be acquired by Mr. Brennan upon the vesting of restricted stock units that will vest within 60 days of February 12, 2021 and 7,343 shares of common stock which may be acquired by Mr. Brennan upon the exercise of stock options that are exercisable within 60 days of February 12, 2021.
(9)Includes 322 shares of common stock which will be acquired by Mr. Coughlin upon the vesting of restricted stock units that will vest within 60 days of February 12, 2021 and 7,343 shares of common stock which may be acquired by Mr. Coughlin upon the exercise of stock options that are exercisable within 60 days of February 12, 2021.
(10)Includes 235 shares of common stock which will be acquired by Dr. Dunsire upon the vesting of restricted stock units that will vest within 60 days of February 12, 2021.
(11)Includes 7,422 shares of common stock which may be acquired by Mr. Mollen upon the exercise of options that are exercisable within 60 days of February 12, 2021.
(12)Includes 235 shares of common stock which will be acquired by Dr. Nader upon the vesting of restricted stock units that will vest within 60 days of February 12, 2021.
(13)Includes 149 shares of common stock which will be acquired by Ms. Reinsdorf upon the vesting of restricted stock units that will vest within 60 days of February 12, 2021.
(14)Includes 14,084 shares of common stock which may be acquired by Dr. Rummelt upon the exercise of options that are exercisable within 60 days of February 12, 2021.
(15)Named executive officer under Item 402 of Regulation S-K.
(16)Includes 117,968 shares of common stock which may be acquired by all directors and executive officers as a group upon the exercise of options that are exercisable within 60 days of February 12, 2021 and 9,027 shares of common stock which will be acquired upon the vesting of restricted stock units that will vest within 60 days of February 12, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
At the beginning of each calendar year, each member of our Board and each executive officer is required to complete an extensive questionnaire that we utilize when preparing our annual proxy statement, as well as our Annual Report on Form 10-K and other SEC filings. The purpose of the questionnaire is to obtain information from directors and executive officers to verify disclosures about them that are required to be made in these documents, including related party transactions. As set forth in our Corporate Governance Guidelines, the Board reviews and approves transactions between Alexion on the one hand and a related party, such as our directors, officers, holders of more than five percent of our voting securities and their affiliates, the immediate family members of any of the foregoing persons and any other persons whom the Board determined may be considered a related party, on the other hand. Prior to Board consideration of a transaction with a related party, the material facts as to the related party's relationship or interest in the transaction would be disclosed to the Board, and the transaction is not considered approved by the Board unless a majority of the directors who are not interested in the transaction approve the transaction. In determining whether to approve or ratify a related party transaction, the non-interested directors take into account such factors as they deem appropriate, which include whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person's interest in the transaction. Please see "Executive Compensation-Summary Compensation Table," "Executive Compensation-Director Compensation Policy" for information regarding compensation of our executive officers and directors.
There were no related party transactions requiring the review, ratification or approval of the Board of Directors since the beginning of the fiscal year 2020.
Director Independence
No director will be deemed to be independent unless the Board affirmatively determines that the director has no other material relationship with us, directly or as an officer, stockholder or partner of an organization that has such a relationship with us. The Board of Directors observes all criteria for independence established by Nasdaq in the Nasdaq Listing Rules. The Board has determined that all of our directors, with the exception of Ludwig Hantson, our Chief Executive Officer, are classified as “independent” within the meaning of Rule 5605(a)(2) of the Nasdaq Listing Rules. Executive sessions of our independent directors are convened in conjunction with each regularly scheduled Board meeting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit and Finance Committee is responsible for the appointment, compensation, independence and oversight of Alexion's independent accounting firms and has appointed PricewaterhouseCoopers LLP (PwC) to serve as Alexion's independent registered public accounting firm for the year ended December 31, 2020. PwC has served as the Alexion's auditor since 2002. The Audit and Finance Committee oversees the rotation of the accounting firm's lead partner.
Fees
The following table sets forth the aggregate fees billed or to be billed by PwC for the following services during the years ended December 31, 2020 and 2019:

Fees	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Audit fees (1)	$5,413,500	$5,396,815
Audit-related fees	$—	$5,000
Tax fees (2)	$103,500	$40,000
All other fees (3)	$9,900	$9,900
	$5,526,900	$5,451,715
(1)Audit fees include fees billed and expected to be billed by PwC for professional services rendered for the audit of Alexion's annual financial statements included in its Annual Report on Form 10-K, the review of Alexion's financial statements included in its Quarterly Reports on Form 10-Q, as well as professional services rendered in conjunction with acquisitions and other strategic transactions, services related to other SEC filings and statutory audits. Audit fees reported for the year ended December 31, 2019 include $63,000 of additional fees in connection with statutory audits that were not previously reported.
(2)Tax services billed for the year ended December 31, 2020 and 2019 primarily include tax support services.
(3)All other fees for the year ended December 31, 2020 and 2019 primarily include fees for accounting research software provided by PwC.
Pre-Approval Policies and Procedures
It is the Audit and Finance Committee's policy that it must pre-approve all audit and permissible non-audit services to be performed by Alexion's independent auditors, the fees to be paid for those services and the time period over which those services are to be provided. On an annual basis, the independent auditors present a listing of all services they expect to perform for Alexion in the ensuing one-year period, including fee estimates, in sufficient detail to enable the Audit and Finance Committee to perform an independent review of each proposed service. The Audit and Finance Committee reviews this list and approves appropriate services which, in the Audit and Finance Committee's judgment, will not impair the auditors' independence. With respect to any additional services proposed to be performed by the independent auditors during the year, our executive team will evaluate the impact on the independent auditor's independence and obtain Audit and Finance Committee approval for such service. The Audit and Finance Committee's Pre-Approval Policy authorizes the Chairman of the Audit and Finance Committee to pre-approve certain recurring services less than $250,000 and certain non-recurring services less than $50,000. The Chairman of the Committee must report any such approved services at the next following meeting of the Audit and Finance Committee.
All audit and permitted non-audit services performed by PwC during the years ending December 31, 2020 and 2019 were pre-approved in accordance with the Audit and Finance

Committee's pre-approval policies. The Audit and Finance Committee has also considered whether the provision of the non-audit services described above is compatible with maintaining PwC's independence and has determined in their judgment that the provision of such services is compatible with maintaining PwC's independence.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

31.3	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
31.4	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
99.1	Reconciliation of Non-GAAP Financial Measures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

		By:	/s/ Ludwig N. Hantson, Ph.D.
Date:	February 16, 2021		Ludwig N. Hantson, Ph.D. Chief Executive Officer (principal executive officer)