Form 10-Q
period 2021-03-31
ALEXION PHARMACEUTICALS, INC.
filed 2021-04-30
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock	$0.0001 par value	221,019,230
Class		Outstanding as of April 28, 2021

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in millions, except per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$3,429.6	$2,964.5
Marketable securities	39.7	34.9
Trade accounts receivable, net	1,473.0	1,409.3
Inventories	803.9	775.7
Prepaid expenses and other current assets	706.4	648.6
Total current assets	6,452.6	5,833.0
Property, plant and equipment, net	1,244.8	1,238.8
Intangible assets, net	3,048.3	3,002.4
Goodwill	5,100.1	5,100.1
Right of use operating assets	216.8	223.1
Deferred tax assets	2,140.6	2,199.4
Other assets	447.0	506.2
Total assets	$18,650.2	$18,103.0
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$125.3	$118.6
Accrued expenses	910.7	1,084.7
Current portion of long-term debt	143.2	142.4
Current portion of contingent consideration	120.0	114.9
Other current liabilities	127.0	164.1
Total current liabilities	1,426.2	1,624.7
Long-term debt, less current portion	2,388.8	2,419.6
Contingent consideration	303.5	299.4
Deferred tax liabilities	1,639.1	1,632.2
Noncurrent operating lease liabilities	170.8	177.1
Other liabilities	290.8	298.8
Total liabilities	6,219.2	6,451.8
Commitments and contingencies (Note 17)
Stockholders' Equity:
Common stock, $0.0001 par value; 290.0 shares authorized; 242.3 and 240.9 shares issued at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	9,243.3	9,152.9
Treasury stock, at cost, 21.4 shares at March 31, 2021 and December 31, 2020	(2,620.5)	(2,620.3)
Accumulated other comprehensive loss	(85.2)	(124.6)
Retained earnings	5,879.2	5,243.2
Total Alexion stockholders' equity	12,416.8	11,651.2
Noncontrolling interest	14.2	—
Total stockholders' equity	12,431.0	11,651.2
Total liabilities and stockholders' equity	$18,650.2	$18,103.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended March 31,
	2021	2020
Net product sales	$1,635.7	$1,444.6
Other revenue	0.8	0.2
Total revenues	1,636.5	1,444.8
Costs and expenses:
Cost of sales (exclusive of amortization of purchased intangible assets)	125.4	111.7
Research and development	289.1	200.9
Selling, general and administrative	342.9	319.9
Amortization of purchased intangible assets	53.2	73.7
Change in fair value of contingent consideration	9.2	5.8
Acquired in-process research and development	193.3	—
Acquisition-related costs	13.2	38.1
Restructuring expenses	(0.7)	(0.8)
Gain on sale of assets	(25.3)	—
Total costs and expenses	1,000.3	749.3
Operating income	636.2	695.5
Other income and expense:
Investment expense, net	(7.0)	(5.2)
Interest expense	(27.1)	(25.8)
Other income and (expense)	0.5	(0.9)
Income before income taxes	602.6	663.6
Income tax expense	113.4	106.0
Net income	489.2	557.6
Net loss attributable to noncontrolling interest	146.8	—
Net income attributable to Alexion	$636.0	$557.6

Earnings per common share attributable to Alexion:
Basic	$2.89	$2.52
Diluted	$2.86	$2.50
Shares used in computing earnings per common share attributable to Alexion:
Basic	220.1	221.6
Diluted	222.6	222.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in millions)

	Three months ended March 31,
	2021	2020
Net income	$489.2	$557.6
Other comprehensive income (loss), net of tax:
Foreign currency translation	(13.1)	(8.0)
Unrealized losses on debt securities	—	(0.2)
Unrealized gains (losses) on hedging activities, net of tax expense (benefit) of $15.8 and $(8.2), respectively	52.5	(26.5)
Other comprehensive income (loss), net of tax	39.4	(34.7)
Comprehensive income	$528.6	$522.9
Comprehensive loss attributable to noncontrolling interest	146.8	—
Comprehensive income attributable to Alexion	$675.4	$522.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(amounts in millions)

Three months ended March 31, 2021	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Alexion Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2020	240.9	$—	$9,152.9	21.4	$(2,620.3)	$(124.6)	$5,243.2	$11,651.2	$—	$11,651.2
VIE noncontrolling interest upon consolidation	—	—	—	—	—	—	—	—	161.0	161.0
Issuance of common stock under stock option and stock purchase plans	0.1	—	14.2	—	—	—	—	14.2	—	14.2
Issuance of restricted common stock	1.3	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	76.2	—	(0.2)	—	—	76.0	—	76.0
Net income (loss)	—	—	—	—	—	—	636.0	636.0	(146.8)	489.2
Other comprehensive income	—	—	—	—	—	39.4	—	39.4	—	39.4
Balances, March 31, 2021	242.3	$—	$9,243.3	21.4	$(2,620.5)	$(85.2)	$5,879.2	$12,416.8	$14.2	$12,431.0

Three months ended March 31, 2020	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Alexion Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2019	237.8	$—	$8,804.7	16.5	$(2,105.9)	$(66.8)	$4,639.8	$11,271.8	$—	$11,271.8
Repurchase of common stock	—	—	—	1.3	(107.1)	—	—	(107.1)	—	(107.1)
Issuance of common stock under stock option and stock purchase plans	0.1	—	2.8	—	—	—	—	2.8	—	2.8
Issuance of restricted common stock	1.0	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	57.4	—	—	—	—	57.4	—	57.4
Net income	—	—	—	—	—	—	557.6	557.6	—	557.6
Other comprehensive loss	—	—	—	—	—	(34.7)	—	(34.7)	—	(34.7)
Balances, March 31, 2020	238.9	$—	$8,864.9	17.8	$(2,213.0)	$(101.5)	$5,197.4	$11,747.8	$—	$11,747.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in millions)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$489.2	$557.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	75.6	89.3
Change in fair value of contingent consideration	9.2	5.8
Share-based compensation expense	76.6	57.6
Consolidation of Caelum, including non-cash expense for acquired IPR&D and cash acquired	210.2	—
Deferred taxes	52.9	49.0
Unrealized foreign currency loss	10.9	7.1
Unrealized gain on forward contracts	(19.3)	(15.0)
Unrealized loss on strategic equity investments	9.6	9.2
Gain on sale of assets	(25.3)	—
Other	2.8	13.7
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(87.9)	(120.9)
Inventories (inclusive of inventories reported in other assets)	(59.5)	37.3
Prepaid expenses, right of use operating assets and other assets	11.0	(72.9)
Accounts payable, accrued expenses, lease liabilities and other liabilities	(118.4)	(68.2)
Net cash provided by operating activities	637.6	549.6
Cash flows from investing activities:
Purchases of available-for-sale debt securities	—	(19.4)
Proceeds from maturity or sale of available-for-sale debt securities	—	141.4
Purchases of mutual funds related to nonqualified deferred compensation plan	(7.0)	(6.9)
Proceeds from sale of mutual funds related to nonqualified deferred compensation plan	3.3	3.3
Purchases of intangible assets	(110.0)	—
Purchases of property, plant and equipment	(20.2)	(12.2)
Payment for acquisition of businesses, net of cash and restricted cash acquired	—	(837.7)
Purchases of strategic equity investments and options	—	(34.5)
Net cash used in investing activities	(133.9)	(766.0)
Cash flows from financing activities:
Payments on term loan	(32.6)	(32.6)
Repurchases of common stock	—	(107.1)
Net proceeds from issuance of common stock under share-based compensation arrangements	15.2	2.8
Other	(1.3)	(1.3)
Net cash used in financing activities	(18.7)	(138.2)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(13.1)	(13.2)
Net change in cash and cash equivalents and restricted cash	471.9	(367.8)
Cash and cash equivalents and restricted cash at beginning of period	3,034.6	2,723.6
Cash and cash equivalents and restricted cash at end of period	$3,506.5	$2,355.8

	Three months ended March 31,
	2021	2020

Supplemental non-cash flow disclosures from investing and financing activities:
Contingent consideration issued in acquisitions	$—	$155.0
Exchange of intellectual property rights for strategic equity investments	$5.0	$—
Operating ROU lease assets obtained in exchange for operating lease liabilities	$1.5	$3.7
Accounts payable and accrued expenses for purchases of property, plant and equipment and intangible assets	$5.4	$13.0
The following provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	Three months ended March 31,
	2021	2020

Cash and cash equivalents	$3,429.6	$2,315.0
Restricted cash included in other current assets	76.9	40.7
Restricted cash included in other noncurrent assets	—	0.1
Total cash and cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows	$3,506.5	$2,355.8

Restricted cash included in other current assets and other noncurrent assets was $70.0 and $0.1, respectively, as of December 31, 2020. Amounts included in restricted cash primarily represent funds placed in escrow as a result of the judicial order issued by the Federal Court of Canada related to SOLIRIS pricing (refer to Note 17, Commitments and Contingencies).

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
As a leader in rare diseases for more than 25 years, Alexion has developed and commercializes two approved complement inhibitors to treat patients with paroxysmal nocturnal hemoglobinuria (PNH) and atypical hemolytic uremic syndrome (aHUS), as well as the first and only approved complement inhibitor to treat anti-acetylcholine receptor (AChR) antibody-positive generalized myasthenia gravis (gMG) and neuromyelitis optica spectrum disorder (NMOSD) in patients who are anti-aquaporin-4 (AQP4) antibody positive. Alexion also has two highly innovative enzyme replacement therapies and the first and only approved therapies for patients with life-threatening and ultra-rare metabolic disorders, hypophosphatasia (HPP) and lysosomal acid lipase deficiency (LAL-D) as well as the first and only approved Factor Xa inhibitor reversal agent for patients treated with rivaroxaban or apixaban when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding.
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
The acquisition is expected to close during the third quarter 2021.
2.Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our financial statements for interim periods presented in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet as of December 31, 2020 was derived from audited annual financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other future periods.
Our significant accounting policies are described in Note 1 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 and updated, as necessary in this report.
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
The accompanying unaudited condensed consolidated financial statements include the accounts of Alexion Pharmaceuticals, Inc. and its subsidiaries, including Caelum Biosciences (Caelum), a variable interest entity (VIE) for which we are the primary beneficiary, refer to Note 10, Caelum Biosciences. All intercompany balances and transactions have been eliminated in consolidation.
We assess whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. For the consolidation of Caelum, we record net income (loss) attributable to noncontrolling interest in our consolidated statements of operations based on the ownership interest retained by the respective noncontrolling parties.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
New Accounting Pronouncements
ASU 2020-04, “Reference Rate Reform, Facilitation of the Effects of Reference Rate Reform on Financial Reporting": In response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. In March 2020, the Financial Accounting Standards Board (FASB) issued a new standard that provides optional guidance for a limited time to ease the potential burden in accounting for the effects of reference rate reform, including optional expedients and exceptions for the accounting implications of contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.
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
Recently Adopted Accounting Pronouncements
Accounting Standards Update (ASU) 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”: In December 2019, the FASB issued a new standard intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. We adopted the new standard on January 1, 2021. The adoption of this standard did not have an impact on our financial condition and results of operations.
ASU 2020-01, “Investments - Equity Securities, Investments - Equity Method and Joint Ventures, and Derivatives and Hedging - Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815”: In January 2020, the FASB issued a new standard intended to clarify the interactions between Accounting Standards Codification (ASC) 321, ASC 323 and ASC 815. The new standard addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The standard is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires changes to be made prospectively. We adopted the new standard on January 1, 2021. The adoption of this standard did not have an impact on our financial condition and results of operations.
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
The initial fair value estimate of the contingent consideration in the form of non-tradeable CVRs was $160.7, which was recorded as a noncurrent liability in our condensed consolidated balance sheets, including $5.7 related to compensation attributable to the post-combination service period. We determined the fair value of these milestone-related payment obligations using various estimates, including probabilities of success prior to expiration of the specified period, discount rates and the amount of time until the conditions of the milestone payments are expected to be met. This fair value measurement was based on significant inputs not observable in the market, representing Level 3 measurements within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt rate ranging from 2.1% to 2.3%. The range of estimated milestone payments upon closing of the acquisition was from zero, if no milestones are achieved for any product, to $306.3 if certain development and regulatory milestones are achieved.
Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to changes in the discount rates and the passage of time as development work progresses towards the potential achievement of the milestones. As of March 31, 2021, the fair value of the contingent consideration for the Achillion acquisition was $212.8 based on the probability-weighted cash flows, discounted using a cost of debt ranging from 2.5% to 3.0%. Changes in fair value of the contingent consideration associated with the Achillion acquisition for the three months ended March 31, 2021 and 2020, was $2.2 and $1.7, respectively.
The aggregate fair value of equity compensation attributable to the post-combination service period was $25.7. This amount was excluded from the total consideration transferred and was recognized as a charge to acquisition-related costs in our condensed consolidated statements of operations during the first quarter 2020. These amounts were associated with the accelerated vesting of stock options previously granted to Achillion employees. Excluding the $5.7 of contingent consideration related to equity compensation attributable to the post-combination service period, such amounts were paid during the first quarter 2020.

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
Achillion's results of operations are included in the condensed consolidated financial statements from the date of acquisition. For the three months ended March 31, 2020, we recorded $13.9 of pre-tax operating losses associated with the operations of Achillion in our condensed consolidated statements of operations. We also recorded acquisition-related costs in connection with the acquisition during the three months ended March 31, 2020 as presented below. No revenues were recorded in the results of operations for the three months ended March 31, 2020 as neither ALXN2040 nor ALXN2050 has been approved for commercial sale by any regulatory agency.
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
Prior to the acquisition of Portola, in March 2020 and April 2020, we purchased $14.5 and $3.6, respectively, of common stock of Portola, which we recorded at fair value. Upon the closing of the acquisition of Portola, the fair value of the equity investment of $47.8 was derecognized and included in the fair value of consideration transferred. For additional information on our Portola equity investment, refer to Note 11, Other Investments.
The aggregate fair value of equity compensation attributable to the post-combination service period was $11.1. This amount was excluded from the total consideration transferred and was recognized as a charge to acquisition-related costs in our condensed consolidated statements of operations during the third quarter of 2020. These amounts were primarily associated with the accelerated vesting of stock options previously granted to Portola employees and were paid during the third quarter 2020.

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
We acquired $362.5 of ANDEXXA inventory, inclusive of $60.9 of validation batches manufactured under processes which are subject to regulatory approval and expected to be commercially saleable following approval. The estimated fair value of raw material inventory was valued at replacement cost, which is equal to the value a market participant would pay to acquire the inventory. The estimated fair value of work-in-process and finished goods inventory was based on the expected selling price of the inventory, adjusted for incremental costs to complete the

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
manufacturing process, for direct selling efforts, and for a normal profit on the remaining manufacturing and selling costs. Additionally, as the inventory acquired, inclusive of validation batches, is expected to be realized over a period of approximately 3 years, the fair value of the inventory was determined using a discount rate of 17.5%, representing the rate of return that a market participant would expect for the inventory, which shares risk that is similar to the underlying intellectual property. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. The acquired inventory, inclusive of the acquisition-date fair value step-up, will be expensed within cost of sales as the inventory is sold to customers. We classified the ANDEXXA inventory that is expected to be utilized beyond our normal operating cycle as a long-term asset. The fair value of the non-current portion of inventory, in addition to the validation batches, are classified within other assets in our condensed consolidated balance sheets.
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

	Three months ended March 31,
	2020	2019
Pro forma revenue	$1,444.8	$1,140.4
Pro forma net income	$574.9	$515.7

The unaudited pro forma consolidated results include pro forma adjustments related to non-recurring activity. Alexion and Achillion acquisition-related costs of $53.3, net of tax, were excluded from income for the three months ended March 31, 2020. These expenses were included in net income for the three months ended March 31, 2019.
Acquisition-Related Costs
Acquisition-related costs recorded within the condensed consolidated statements of operations associated with our acquisitions of Achillion and Portola and our definitive merger agreement with AstraZeneca for the three months ended March 31, 2021 and 2020 include the following:

	Three months ended March 31
	2021	2020
Transaction costs (1)	$5.4	$1.4
Integration costs	4.1	0.1
Fair value of equity compensation attributable to the post-combination service period	—	25.7
Employee costs (2)	3.7	10.9
	$13.2	$38.1

(1) Transaction costs primarily include legal fees. First quarter 2020 transaction costs also include costs to effectuate the settlement of the Achillion outstanding options
(2) Employee separation costs include severance payments and costs associated with one-time short-term retention awards

Acquisition-related costs attributable to the Merger Agreement with AstraZeneca for the three months ended March 31, 2021 were $8.2. Acquisition-related costs attributable to the Portola acquisition for the three months ended March 31, 2021 were $5.0. Acquisition-related costs attributable to the Achillion acquisition for the three months ended March 31, 2020 were $38.1.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
4.Inventories
The components of inventory are as follows:

	March 31,	December 31,
	2021	2020
Raw materials	$97.8	$91.2
Work-in-process	324.7	260.8
Finished goods	489.6	510.3
Total inventories	$912.1	$862.3

Balance Sheet Classification:
Inventories	$803.9	$775.7
Other assets	$108.2	$86.6

The acquired ANDEXXA inventory includes the acquisition-date fair value step-up, which is expensed within cost of sales as the inventory is sold to customers. For additional information on our acquisition of Portola, please refer to Note 3, Acquisitions.
We classify our inventory as long-term when we expect to utilize the inventory beyond our normal operating cycle and include these costs in other assets in our condensed consolidated balance sheets. Inventories classified as long-term relate to ULTOMIRIS 100mg/ml inventory and ANDEXXA inventory, including inventory acquired in connection with the Portola acquisition.
As of March 31, 2021 and December 31, 2020, the carrying value of capitalized inventory manufactured at production facilities and through manufacturing processes that have not yet received regulatory approval was $86.1 and $39.8, respectively. All such inventory as of March 31, 2021 received regulatory approval in April 2021.
5.Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization and impairment charges:

		March 31, 2021				December 31, 2020
	Estimated Life (years)	Cost	Accumulated Amortization		Net	Cost	Accumulated Amortization		Net
Licensing rights	3-8	$57.0	$(39.4)		$17.6	$57.0	$(38.5)		$18.5
Patents	7	10.5	(10.5)		—	10.5	(10.5)		—
Purchased technology	6-16	5,746.5	(3,737.9)	(a)	2,008.6	5,746.5	(3,684.7)	(a)	2,061.8
Other intangibles	5	0.4	(0.3)		0.1	0.4	(0.3)		0.1
Priority review voucher	Indefinite	100.0	—		100.0	—	—		—
Acquired IPR&D	Indefinite	922.0	—		922.0	922.0	—		922.0
Total		$6,836.4	$(3,788.1)		$3,048.3	$6,736.4	$(3,734.0)		$3,002.4
Goodwill	Indefinite	$5,103.0	$(2.9)		$5,100.1	$5,103.0	$(2.9)		$5,100.1
(a) Includes an impairment charge of $2,042.3 recognized during the second quarter 2020 related to the KANUMA intangible asset
In January 2021, we entered into a definitive asset purchase agreement with Rhythm Pharmaceuticals, Inc. (“Rhythm”) to acquire its Rare Pediatric Disease Priority Review Voucher (PRV) for $100.0, inclusive of transaction costs. The acquisition of the PRV closed on February 17, 2021. As there is probable future economic benefit from the PRV, we capitalized the $100.0 payment as an indefinite-lived intangible asset.
Amortization expense for the three months ended March 31, 2021 and 2020 was $54.1 and $74.7, respectively. As of March 31, 2021, assuming no changes in the gross cost basis of intangible assets, the total estimated amortization expense for finite-lived intangible assets is $162.4 for the nine months ending December 31, 2021, and approximately $216.0 for each of the years ending December 31, 2022 through December 31, 2026.

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
In connection with entering into the Credit Agreement and the Prior Credit Agreement, we paid an aggregate of $53.1 in financing costs in 2018. Financing costs are amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for the three months ended March 31, 2021 and 2020 was $1.2. Remaining unamortized deferred financing costs as of March 31, 2021 and December 31, 2020 were $9.9 and $11.1, respectively.
We made principal payments of $32.6 on the term loan during the three months ended March 31, 2021, and as of March 31, 2021, we had $2,351.3 outstanding on the term loan. We had no outstanding borrowings under the revolving credit facility as of March 31, 2021. As of March 31, 2021, we had open letters of credit of $1.0 that offset our availability in the revolving facility.
The amount outstanding under the term loan of $2,351.3 as of March 31, 2021 is subject to variable interest rates, which are based on current market rates, and as such, the Company believes the carrying amount of the obligation approximates fair value.
We were in compliance with all applicable covenants under the Credit Agreement as of March 31, 2021. In connection with the planned merger with AstraZeneca, we evaluated the terms of the Credit Agreement and determined the agreement could require acceleration of payments upon a change of control.
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
We recorded the HCR debt at its fair value of $182.0 upon closing of the acquisition, representing an initial debt discount of $94.9. We have also recognized a deferred tax asset of $42.4 related to the royalty-based debt as of the acquisition date. For additional information on our acquisition of Portola, please refer to Note 3, Acquisitions. Interest expense is recognized using the effective interest rate method over the estimated period the related debt will be paid. This requires estimation of the timing and amount of future royalty payments to be generated from future sales of ANDEXXA. We reassess the expected royalty payments each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the debt require that we make estimates that could impact the short and long term classification of the debt carrying values.
Each period, we amortize the initial debt discount using the effective interest rate implied from the projected timing of royalty payments to HCR. The effective interest rate for the HCR royalty-based debt as of March 31, 2021 was 11.4%. During the three months ended March 31, 2021, we recognized interest expense associated with the amortization of the debt discount of $5.0. We made royalty-based debt payments of $3.3 during the three months ended March 31, 2021. As of March 31, 2021, the carrying value of the royalty-based debt includes approximately $2.5 of royalty payments on first quarter sales of ANDEXXA which will be paid during the second quarter of 2021.
As of March 31, 2021, the carrying value of the HCR royalty-based debt was $188.7, of which $16.3 was recorded within current portion of long-term debt and $172.4 was recorded within long-term debt, less current portion on our condensed consolidated balance sheets. As of December 31, 2020, the carrying value of the HCR royalty-

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
based debt was $187.0, of which $15.5 was recorded within current portion of long-term debt and $171.5 was recorded within long-term debt, less current portion on our condensed consolidated balance sheets.
Our payment obligations for HCR royalty-based debt are as follows:

Three Months Ended March 31, 2021
Total repayment obligation as of December 31, 2020	$271.9
Less: Interest to be accreted in future periods	(79.9)
Less: Payments made	(3.3)
Carrying value as of March 31, 2021	$188.7

The carrying value of the royalty-based debt as of March 31, 2021 approximates fair value.
7.Earnings Per Common Share
Basic earnings per common share (EPS) is computed by dividing net income attributable to Alexion by the weighted-average number of shares of common stock outstanding attributable to Alexion. For purposes of calculating diluted EPS, the denominator reflects the potential dilution that could occur if stock options, unvested restricted stock units or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method.
The following table summarizes the calculation of basic and diluted EPS for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020
Net income attributable to Alexion	$636.0	$557.6
Shares used in computing earnings per common share attributable to Alexion —basic	220.1	221.6
Weighted-average effect of dilutive securities:
Stock awards	2.5	1.0
Shares used in computing earnings per common share attributable to Alexion —diluted	222.6	222.6
Earnings per common share attributable to Alexion:
Basic	$2.89	$2.52
Diluted	$2.86	$2.50

We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the three months ended March 31, 2021 and 2020 were 0.8 and 3.2 shares of Alexion common stock, respectively, because their effect is anti-dilutive.
8.Marketable Securities
The proceeds from maturities and sales of available-for-sale debt securities and resulting realized gains and losses are summarized below. In the second quarter of 2020 we liquidated all of our available-for-sale securities and in the third quarter of 2020 we liquidated all available-for-sale debt securities acquired in connection with the Portola acquisition.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended
	March 31,
	2021	2020
Proceeds from maturities and sales (1)	$—	$812.5
Realized gains	$—	$—
Realized losses	$—	$—
 (1) Proceeds from maturities and sales of available-for-sale debt securities include securities previously classified as cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

We utilize the specific identification method in computing realized gains and losses.
As a result of our liquidation of all available-for-sale debt securities during 2020, we have no remaining available-for-sale debt securities as of March 31, 2021 and December 31, 2020.
We sponsor a nonqualified deferred compensation plan which allows certain highly compensated employees to elect to defer income to future periods. Participants in the plan earn a return on their deferrals based on several investment options, which mirror returns on underlying mutual fund investments. We choose to invest in the underlying mutual fund investments to offset the liability associated with our nonqualified deferred compensation plan. These mutual fund investments are valued at net asset value per share and are carried at fair value with gains and losses included in investment income. The changes in the underlying liability to the employee are recorded in operating expenses. As of March 31, 2021 and December 31, 2020, the fair value of these investments was $39.7 and $34.9, respectively.
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
We enter into foreign exchange forward contracts to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues that are denominated in currencies other than the U.S. dollar. Revenue foreign exchange forward contracts in effect as of March 31, 2021 had durations of up to 23 months. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results. These hedges are designated as cash flow hedges upon contract inception. As of March 31, 2021, we had open revenue related foreign exchange forward contracts with notional amounts totaling $853.3 that qualified for hedge accounting with current contract maturities through June 2022.
To achieve a desired mix of floating and fixed interest rates on our term loan, we enter into interest rate swap agreements that qualify for and are designated as cash flow hedges. These contracts convert the floating interest rate on a portion of our debt to a fixed rate, plus a borrowing spread.
The following table summarizes the total interest rate swap contracts executed as of March 31, 2021:

Type of Interest Rate Swap Contract	Notional Amount	Effective Date	Termination Date	Fixed Interest Rate or Rate Range
Floating to Fixed	$450.0	December 2018	December 2022	2.60% - 2.79%
Floating to Fixed	$1,300.0	December 2019	December 2022	2.37% - 2.83%

The amount of gains and (losses) recognized in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 from foreign exchange and interest rate swap contracts that qualified as cash flow hedges were as follows:

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended		Three months ended
	March 31, 2021		March 31, 2020
Financial Statement Line Item in which the Effects of Cash Flow Hedges are Recorded	Net Product Sales	Interest Expense	Net Product Sales	Interest Expense
Total amount presented in the Condensed Consolidated Statements of Operations	$1,635.7	$(27.1)	$1,444.6	$(25.8)
Impact of cash flow hedging relationships:
Foreign exchange forward contracts	$(11.8)	$—	$11.4	$—
Interest rate contracts	$—	$(11.4)	$—	$(4.6)

The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange and interest rate swap contracts that qualified as cash flow hedges, for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended
	March 31,
	2021	2020
Foreign Exchange Forward Contracts:
Gain recognized in AOCI, net of tax	$33.4	$26.0
(Loss) gain reclassified from AOCI to net product sales, net of tax	$(9.1)	$8.8
Interest Rate Swap Contracts:
Gain (loss) recognized in AOCI, net of tax	$1.0	$(47.3)
Loss reclassified from AOCI to interest expense, net of tax	$(8.8)	$(3.6)

Assuming no change in foreign exchange rates from market rates as of March 31, 2021, $9.7 of gains recognized in AOCI will be reclassified to revenue over the next 12 months. Assuming no change in LIBOR-based interest rates from market rates as of March 31, 2021, $45.7 of losses recognized in AOCI will be reclassified to interest expense over the next 12 months.
We enter into foreign exchange forward contracts designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Balance sheet hedges related to foreign exchange forward contracts in effect as of March 31, 2021 had durations of up to 3 months. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2021, the notional amount of foreign exchange contracts where hedge accounting is not applied was $1,126.5.
We recognized a gain of $12.2 and $16.2, in other income and (expense) for the three months ended March 31, 2021 and 2020, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were partially offset by gains or losses on monetary assets and liabilities.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
The following tables summarize the fair value of outstanding derivatives as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$19.2	Other current liabilities	$9.4
Foreign exchange forward contracts	Other assets	0.1	Other liabilities	—
Interest rate contracts	Prepaid expenses and other current assets	—	Other current liabilities	45.7
Interest rate contracts	Other assets	—	Other liabilities	32.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	22.3	Other current liabilities	12.2
Total fair value of derivative instruments		$41.6		$100.2

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$—	Other current liabilities	$44.3
Foreign exchange forward contracts	Other assets	—	Other liabilities	1.2
Interest rate contracts	Prepaid expenses and other current assets	—	Other current liabilities	45.9
Interest rate contracts	Other assets	—	Other liabilities	45.4
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	26.1	Other current liabilities	35.8
Total fair value of derivative instruments		$26.1		$172.6

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

	March 31, 2021
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$41.6	$—	$41.6	$(21.3)	$—	$20.3
Derivative liabilities	$(100.2)	$—	$(100.2)	$21.3	$—	$(78.9)

	December 31, 2020
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$26.1	$—	$26.1	$(26.1)	$—	$—
Derivative liabilities	$(172.6)	$—	$(172.6)	$26.1	$—	$(146.5)

10.Caelum Biosciences
Background
In January 2019, we entered into an agreement with Caelum, a biotechnology company that is developing CAEL101 for light chain (AL) amyloidosis. Under the terms of the agreement, we acquired a minority equity interest in preferred stock of Caelum and an exclusive option to acquire the remaining equity in Caelum based on Phase II data, for pre-negotiated economics. We paid $30.0 in the first quarter 2019 and agreed to pay up to an additional $30.0 in contingent development milestones prior to the exercise of the option to acquire the remaining equity in Caelum. These contingent payments met the definition of a derivative liability and were initially recorded at fair value of $27.1, based on the probability-weighted cash flows, discounted using a cost of debt ranging from 3.3% to 3.5%. We allocated the total consideration of $57.1, inclusive of the fair value of the contingent payments, to the equity investment in Caelum and the option to acquire the remaining equity in Caelum based on the relative fair values of the assets.
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
In December 2019, we accounted for the amendment as an exchange transaction as the terms of the modified option were determined to be substantially different than the terms of the original option. In conjunction with this amendment, we recognized a gain of $32.0 during the fourth quarter 2019 in other income and (expense), which reflected an increase in the fair value of the option, less $20.0 in incremental upfront funding which we accrued as of December 31, 2019 and paid during the first quarter 2020, and $4.1 associated with the change in the fair value of contingent payments which we also modified as part of the amendment.

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
In December 2020, in connection with entering into the Merger Agreement with AstraZeneca (refer to Note 1, Business), we determined that the fair value of our option to acquire the remaining equity of Caelum decreased as a result of a change to the expected option exercise date. This resulted in a $49.0 impairment charge which we recorded to investment income, net. The carrying value of the preferred stock was unaffected.
In March 2021, we amended the terms of our agreement with Caelum. The amended terms with Caelum modified the previously agreed upon funding of $60.0 in exchange for additional equity and included provisions to provide additional support to Caelum. Upon execution of the second amendment in March 2021, we provided $46.0 to Caelum in exchange for preferred equity and agreed to pay $14.0 upon achievement of a specified development milestone. We also committed to provide services to Caelum at no cost and to reimburse Caelum for costs incurred for incremental clinical trial activities that we requested be completed.
We continue to hold a minority equity interest in Caelum. Including the equity acquired in connection with the execution of the second amendment, we hold a 33.3% fully-diluted interest in Caelum as of March 31, 2021.
In the event we exercise the exclusive purchase option, the agreement provides for additional payments to Caelum for up to $500.0, which includes an upfront option exercise payment of $150.0 and potential regulatory and commercial milestone payments of up to $350.0. The pending acquisition of Alexion by AstraZeneca will accelerate the expiration period of the exclusive purchase option to 6-months after the close of the acquisition.
Our arrangement with Caelum, including through our preferred equity investments, provides Alexion the obligation to absorb losses and the right to receive benefits from Caelum. From the date of the initial agreement in January 2019 up until the date of the second amendment in March 2021, Caelum was not consolidated in our condensed consolidated financial statements as we did not have the power to direct the activities of Caelum that most significantly impact its economic performance, notably the completion of the clinical trials and activities to support regulatory approval of CAEL-101. As a result of the second amendment in March 2021, we became the primary beneficiary of Caelum and began consolidating Caelum as the incremental funding and support for clinical trial activities provides us the deemed power to direct the activities of Caelum that most significantly impact its economic performance.
Accounting for Caelum as a Consolidated VIE
Upon the initial consolidation of Caelum in March 2021, we recorded a $161.0 noncontrolling interest and derecognized our equity investment and purchase option of $41.0 and $15.0, respectively. Additionally, we recorded net assets of $217.0, comprised of cash and cash equivalents and other assets and liabilities, net in our condensed consolidated balance sheets. Caelum is a VIE that does not meet the definition of a business and as a result, no goodwill was recognized. The following table summarizes the assets acquired and liabilities assumed in connection with the consolidation of Caelum:

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$16.9
Acquired in-process research and development	193.3
Other assets and liabilities, net	6.8
Total net assets acquired	$217.0

Substantially all of the fair value of the gross assets of Caelum is concentrated in a single in-process research and development asset, CAEL-101. Due to the stage of development of this asset at the date of consolidation, significant risk remained and it was not yet probable that there was future economic benefit from this asset. Absent successful clinical results and regulatory approval for the asset, there is no alternative future use associated with CAEL-101. Accordingly, the value of this asset was expensed during the first quarter of 2021.
Caelum net loss included in our condensed consolidated statements of operations was $196.0, including acquired in-process research and development of $193.3, for the three months ended March 31, 2021, of which

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
$146.8 was attributed to the noncontrolling interest. The carrying value of the assets and liabilities associated with Caelum included in the condensed consolidated balance sheets as of March 31, 2021, which are limited in use for its operations and do not have recourse against our general credit are as follows:

March 31, 2021
Cash and cash equivalents	$56.5
Prepaid expenses and other current assets	$8.6
Other assets	$7.8
Accounts payable	$3.6
Accrued expenses	$2.3
Accounting for Caelum Prior to Consolidation
Prior to our consolidation of Caelum in March 2021, we recognized our equity investment in Caelum and the option to acquire the remaining equity in Caelum within other assets in our condensed consolidated balance sheets. As our equity investment in Caelum and option to acquire the remaining equity in Caelum did not have readily determinable fair values, we only adjusted the carrying value of the assets for impairment and any subsequent changes resulting from an observable price change in an orderly transaction for identical or similar equity securities of the same issuer. There were no observable price changes or impairments associated with these assets during the three months ended March 31, 2021 prior to consolidation or during the three months ended March 31, 2020.
In addition to our equity investment, we recognized the $30.0 in contingent development milestones at fair value as a derivative liability during 2020. We paid the associated development milestones in the second and third quarters of 2020 and as a result reduced the derivative liability balance to zero. Each reporting period, we adjusted the derivative liability associated with the contingent payments to fair value with changes in fair value recognized in other income and (expense). Changes in fair values reflected new information about the probability and anticipated timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value reflected the interest component of the liability related to the passage of time. We recorded $2.3 of expense in other income and (expense) during the three months ended March 31, 2020 related to the change in the fair value of the liability. No expense was recognized during the three months ended March 31, 2021 as the derivative liability was previously settled.
11.Other Investments
Other investments include strategic investments in equity securities of certain biotechnology companies which we acquired in connection with strategic business development transactions, including license and option agreements. These investments are included in other assets in our condensed consolidated balance sheets.
Dicerna
In October 2018, we purchased $10.3 of Dicerna Pharmaceuticals Inc. (Dicerna) common stock in connection with an agreement that we entered into with Dicerna, a publicly-traded biopharmaceutical company. As our equity investment in Dicerna common stock has a readily determinable fair value, we are recording the investment at fair value. During the three months ended March 31, 2021 and 2020, we recognized an unrealized gain of $3.0 and unrealized loss of $3.1, respectively, in investment income to adjust our equity investment in Dicerna to fair value.
The fair value of this investment was $21.4 and $18.4 as of March 31, 2021 and December 31, 2020, respectively.
Zealand
In March 2019, we purchased $13.8 (Kr. 90.9) of Zealand Pharma A/S (Zealand) common stock in connection with an agreement that we entered into with Zealand, a publicly-traded biopharmaceutical company based in Copenhagen, Denmark. Refer to Note 17, Commitments and Contingencies, for additional information on the agreement. As our equity investment in Zealand common stock has a readily determinable fair value, we are recording the investment at fair value. During the three months ended March 31, 2021 and 2020, we recognized an unrealized loss of $2.5 and $0.2, respectively, in investment income to adjust our equity investment in Zealand to fair value.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
The fair value of this investment was $25.4 and $29.1 as of March 31, 2021 and December 31, 2020, respectively.
BridgeBio (Eidos)
In September 2019, we purchased $19.9 of Eidos Therapeutics, Inc. (Eidos) common stock, in connection with an agreement that we entered into with Eidos, a publicly-traded biopharmaceutical company and subsidiary of BridgeBio Pharma, Inc. Refer to Note 17, Commitments and Contingencies, for additional information on the agreement. In January 2021, BridgeBio Pharma, Inc. (BridgeBio) completed its acquisition of all the outstanding shares of Eidos common stock that BridgeBio did not already own at which time we received 1.85 shares of BridgeBio common stock for each share of Eidos common stock previously held. As our equity investment in BridgeBio common stock has a readily determinable fair value, we are recording the investment at fair value. During the three months ended March 31, 2021 and 2020, we recognized an unrealized loss of $9.8 and $3.7, respectively, in investment income to adjust our equity investment in BridgeBio (formerly Eidos) to fair value.
The fair value of this investment was $63.4 and $73.2 as of March 31, 2021 and December 31, 2020, respectively.
Portola
In March 2020 and April 2020, we purchased $14.5 and $3.6, respectively, of common stock of Portola Pharmaceuticals, Inc., a publicly traded commercial-stage biological company which we acquired on July 2, 2020. As our equity investment in Portola common stock had a readily determinable fair value, we recorded the investment at fair value. During the three months ended March 31, 2020, we recognized an unrealized gain of $0.6, in investment income to adjust our equity investment in Portola to fair value. Upon the closing of the acquisition of Portola on July 2, 2020, the fair value of the equity investment of $47.8 was derecognized and included in the fair value of consideration transferred, resulting in a realized gain of $29.7 in investment income on our initial investment. Refer to Note 3, Acquisitions, for additional information.
Inozyme
On July 17, 2020, we sold certain intellectual property rights and assets focusing on ENPP1 gene deficiencies to Inozyme Pharma (Inozyme), a publicly traded biopharmaceutical company, in exchange for $14.8 of Inozyme Pharma common stock, which was initially recorded at its IPO offering price, net of the effects of a nine month holding period restriction. We recognized the $14.8 of consideration received as a gain within gain on sale of assets in our condensed consolidated statements of operations in the third quarter of 2020. As our equity investment in Inozyme common stock has a readily determinable fair value, we are recording the investment at fair value. We have considered the effects of the holding period restriction and determined that the impact on the fair value of the investment is immaterial as of March 31, 2021. During the three months ended March 31, 2021, we recognized an unrealized gain of $1.5, in investment income to adjust our investment in Inozyme to fair value.
The fair value of this investment was $22.0 and $20.5 as of March 31, 2021 and December 31, 2020, respectively.
Other Strategic Investments
We have other strategic investments in equity securities of $5.8 and $2.6 as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, purchases relating to these investments were immaterial and we recognized immaterial losses in investment income related to these investments.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
12.Stockholders' Equity
Share Repurchases
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under our repurchase program, which superseded all prior repurchase programs. The entire amount authorized pursuant to this February 2017 Board approval has been utilized. On October 22, 2019, the Board of Directors approved a share repurchase authorization of up to $1,000.0. On July 28, 2020, the Board of Directors approved a new share repurchase authorization of up to an additional $1,500.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. We did not repurchase shares of our common stock during the three months ended March 31, 2021. Under the program, we repurchased 1.3 shares of our common stock at a cost of $107.1 during the three months ended March 31, 2020. As of March 31, 2021, there is a total of $2,024.7 remaining for repurchases under the repurchase programs.
13.Other Comprehensive Income and Accumulated Other Comprehensive Income
The following tables summarize the changes in AOCI, by component, for the three months ended March 31, 2021 and 2020:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2020	$(10.2)	$—	$(102.7)	$(11.7)	$(124.6)
Other comprehensive income (loss) before reclassifications	—	—	34.6	(13.1)	21.5
Amounts reclassified from other comprehensive income	—	—	17.9	—	17.9
Net other comprehensive income (loss)	—	—	52.5	(13.1)	39.4
Balances, March 31, 2021	$(10.2)	$—	$(50.2)	$(24.8)	$(85.2)

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2019	$(9.2)	$(0.1)	$(40.1)	$(17.4)	$(66.8)
Other comprehensive income (loss) before reclassifications	—	(0.2)	(21.3)	(8.0)	(29.5)
Amounts reclassified from other comprehensive income	—	—	(5.2)	—	(5.2)
Net other comprehensive income (loss)	—	(0.2)	(26.5)	(8.0)	(34.7)
Balances, March 31, 2020	$(9.2)	$(0.3)	$(66.6)	$(25.4)	$(101.5)

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the three months ended March 31, 2021 and 2020:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2021	2020
Unrealized Gains (Losses) on Hedging Activity
Foreign exchange forward contracts	$(11.8)	$11.4	Net product sales
Interest rate contracts	(11.4)	(4.6)	Interest expense
	(23.2)	6.8
	5.3	(1.6)	Income tax expense
	$(17.9)	$5.2

14.Fair Value Measurement
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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement as of March 31, 2021
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$1,258.8	$—	$1,258.8	$—
Marketable securities	Mutual funds	$39.7	$39.7	$—	$—
Other assets	Equity securities	$137.4	$137.4	$—	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$41.5	$—	$41.5	$—
Other assets	Foreign exchange forward contracts	$0.1	$—	$0.1	$—
Other current liabilities	Foreign exchange forward contracts	$21.6	$—	$21.6	$—
Other current liabilities	Interest rate contracts	$45.7	$—	$45.7	$—
Other liabilities	Interest rate contracts	$32.9	$—	$32.9	$—
Current portion of contingent consideration	Acquisition-related contingent consideration	$120.0	$—	$—	$120.0
Contingent consideration	Acquisition-related contingent consideration	$303.5	$—	$—	$303.5

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

		Fair Value Measurement as of December 31, 2020
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
There were no securities transferred between Level 1, 2 and 3 during the three months ended March 31, 2021.
Valuation Techniques
We classify mutual fund investments and equity securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
Cash equivalents classified as Level 2 within the valuation hierarchy relate to money market funds. The fair value of our money market funds was determined through third-party pricing sources.
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
Contingent consideration liabilities related to business acquisitions are classified as Level 3 within the valuation hierarchy and are valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.
As of March 31, 2021, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
Acquisition-Related Contingent Consideration
In connection with our prior business combinations, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. We determine the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. As of March 31, 2021, the resulting probability-weighted cash flows were discounted using a cost of debt ranging from 2.5% to 3.0% for developmental and regulatory milestones and a weighted average cost of capital of 9.0% for sales-based milestones. As of December 31, 2020, the resulting probability-weighted cash flows were discounted using a cost of debt ranging from 2.8% to 3.3% for developmental and regulatory milestones and a weighted average cost of capital of 9.0% for sales-based milestones.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
Each reporting period, we adjust the contingent consideration to fair value with changes in fair value recognized in operating income. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to changes in discount rates and the passage of time.
As of March 31, 2021, estimated future contingent milestone payments related to our business combinations range from zero if no milestone events are achieved, to a maximum of $905.6 if all development, regulatory and sales-based milestones are reached. In the first quarter of 2021, a sales-based milestone associated with our acquisition of Enobia Pharma Corp. was achieved. In connection with such achievement, we will make a $120.0 milestone payment in the second quarter of 2021. No additional milestone payments associated with our prior business combinations are expected during the next 12 months. As of March 31, 2021, the fair value of acquisition-related contingent consideration was $423.5. The following table represents a roll-forward of our acquisition-related contingent consideration:

Three Months Ended March 31, 2021
Balance as of December 31, 2020	$414.3
Changes in fair value	9.2
Balance as of March 31, 2021	$423.5

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
15.Revenue Recognition
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into product and geographical regions as summarized below.

	Three months ended March 31,
	2021	2020
SOLIRIS
United States	$553.9	$556.2
Europe	251.3	263.5
Asia Pacific	102.4	87.1
Rest of World	120.0	116.1
Total	$1,027.6	$1,022.9

ULTOMIRIS
United States	$206.9	$131.5
Europe	63.8	33.8
Asia Pacific	73.3	57.1
Rest of World	2.9	0.4
Total	$346.9	$222.8

STRENSIQ
United States	$155.2	$128.1
Europe	18.9	24.0
Asia Pacific	17.0	13.6
Rest of World	6.4	6.5
Total	$197.5	$172.2

ANDEXXA
United States	$25.3	$—
Europe	3.6	—
Asia Pacific	—	—
Rest of World	—	—
Total	$28.9	$—

KANUMA
United States	$17.1	$16.4
Europe	10.8	7.5
Asia Pacific	1.2	0.9
Rest of World	5.7	1.9
Total	$34.8	$26.7

Total Net Product Sales	$1,635.7	$1,444.6

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
The following table provides information about receivables and contract liabilities from our contracts with customers.

	March 31, 2021	December 31, 2020
Receivables, which are included in "Trade accounts receivable, net"	$1,473.0	$1,409.3
Contract liabilities, which are included in "Other current liabilities"	$23.8	$3.0

16.Income Taxes
Tax Rate
The following table provides a comparative summary of our income tax expense and effective income tax rate for the three months ended March 31, 2021:

	Three months ended
	March 31,
	2021	2020
Income tax expense	$113.4	$106.0
Effective income tax rate	18.8%	16.0%

Income tax expense is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The increase in the effective tax rate for the three months ended March 31, 2021 as compared to the same period in the prior year is primarily attributable to the consolidation of Caelum during the first quarter 2021. Caelum's net loss included in our condensed consolidated statement of operations for the three months ended March 31, 2021 was $196.0, including acquired in-process research and development expense of $193.3, for which no tax benefit has been recognized. This resulted in an increase to the effective tax rate of 5.2% for the three months ended March 31, 2021.
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
We continue to maintain a valuation allowance when it is more likely than not that all or a portion of certain deferred tax assets will not be realized.
17.Commitments and Contingencies
Asset Acquisition and In-License Agreements
We have entered into asset purchase agreements, license agreements, and option arrangements in order to advance and obtain technologies and services related to our business. These agreements generally require us to pay an initial fee and certain agreements call for future payments upon the attainment of agreed upon development, regulatory and/or commercial milestones. These agreements may also require minimum royalty payments based on sales of products developed from the applicable technologies, if any. Refer to Note 10, Caelum Biosciences, for information on commitments and additional payments that may be required in connection with our agreement with Caelum, which has been consolidated as a variable interest entity in our condensed consolidated balance sheets.
In March 2019, we entered into an agreement with Zealand which provides us with exclusive worldwide licenses, as well as development and commercial rights, for subcutaneously delivered preclinical peptide therapies

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
directed at up to four complement pathway targets. Pursuant to the agreement, Zealand will lead joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with the investigational new drug filing and Phase I studies. In addition to the agreement, we made an equity investment in Zealand (refer to Note 11, Other Investments). Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to the lead target and the equity investment, as well as for preclinical research services to be performed by Zealand in relation to the lead target. The market value of the equity investment was $13.8 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. We also recognized prepaid research and development expense of $5.0 within the condensed consolidated balance sheets associated with the research activities to be performed by Zealand. Due to the early stage of the asset we are licensing, we recorded the upfront license payment of $21.2 as research and development expense during the first quarter 2019. As of March 31, 2021, we could be required to pay up to $610.0, for the lead target, upon the achievement of specified development, regulatory and commercial milestones, as well as royalties on commercial sales. In addition, we could be required to pay up to an additional $115.0 in development and regulatory milestones if both a long-acting and short-acting product are developed with respect to the lead target. Each of the three subsequent targets can be selected for an option fee of $15.0 and has the potential for additional development, regulatory and commercial milestones, as well as royalty payments, at a reduced price to the lead target.
In September 2019, we entered into an agreement with Eidos through which Alexion obtained an exclusive license to develop and commercialize AG10 in Japan. AG10 is a small molecule designed to treat the root cause of transthyretin amyloidosis (ATTR) and is currently in a Phase III study in the U.S., Europe and Japan for ATTR cardiomyopathy (ATTR-CM). In addition, we made an equity investment in Eidos (refer to Note 11, Other Investments). Under the terms of the agreement, we made an upfront payment of $50.0 for the exclusive license to AG10 in Japan and the equity investment. The market value of the equity investment was $19.9 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. Due to the early stage of the asset we are licensing, we recorded the upfront license payment of $30.1 as research and development expense during the third quarter 2019. In January 2021, BridgeBio completed its acquisition of all the outstanding shares of Eidos common stock that BridgeBio did not already own. As of March 31, 2021, we could be required to pay $30.0 upon achievement of a Japanese-based regulatory milestone as well as royalties on commercial sales.
In October 2018, we entered into a collaboration agreement with Dicerna that provides us with exclusive worldwide licenses and development and commercial rights for two preclinical RNA interference (RNAi) subcutaneously delivered molecules for complement-mediated diseases, as well as an exclusive option for other preclinical RNAi molecules for two additional targets within the complement pathway. In addition to the collaboration agreement, we made an equity investment in Dicerna. Under the terms of the agreements, we made an upfront payment of $37.0 for the exclusive licenses and the equity investment. The market value of the equity investment was $10.3 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. Due to the early stage of the assets we are licensing, we recorded the upfront license payment of $26.7 as research and development expense during the fourth quarter 2018. In December 2019, we exercised our option for exclusive rights to two additional targets within the complement pathway under an existing agreement with Dicerna, which expands our existing research collaboration and license agreement with Dicerna to include a total of four targets within the complement pathway. In connection with the option exercise, we paid Dicerna $20.0, which we recorded as research and development expense in the fourth quarter 2019. As of March 31, 2021, we could be required to pay up to $604.1 for amounts due upon the achievement of specified research, development, regulatory and commercial milestones on the four licensed targets, as well as royalties on commercial sales.
In December 2017, we entered into a collaboration and license agreement with Halozyme Therapeutics, Inc. that allows us to use drug-delivery technology in the development of subcutaneous formulations for our portfolio of products for up to four targets. Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to two of the four potential targets and due to the early stage of the assets we are licensing, we recorded an expense for the upfront payment during the fourth quarter 2017. During the second quarter 2020, we forfeited our rights to one of the two targets we initially licensed. As of March 31, 2021, we could be required to pay up to $155.0 for the remaining licensed target upon achievement of specified development, regulatory and sales-based milestones, as well as royalties on commercial sales. Each of the two subsequent targets can be licensed for an option fee of $8.0, with contingent payments of up to $160.0 per target, subject to development, regulatory and commercial milestones, as well as royalties on commercial sales.

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
In addition, as of March 31, 2021, we have other license agreements under which we may be required to pay up to an additional $114.1 for currently licensed targets, if certain development, regulatory and commercial milestones are met, including up to $71.5 for the development of cerdulatinib in multiple indications pursuant to an in-licensing agreement with Astellas Pharma, Inc. which was assumed through the acquisition of Portola in the third quarter 2020. Additional amounts may be payable if we elect to acquire licenses to additional targets, as applicable, under the terms of these agreements.
During the next 12 months, we may incur milestone payments related to our asset acquisitions, option and in-license agreements of approximately $155.1 as of March 31, 2021, inclusive of $14.0 of potential milestone payments due to Caelum, which has been consolidated as a variable interest entity as of the first quarter 2021. Additionally, in the event we exercise the exclusive purchase option with Caelum, the agreement provides for additional payments to Caelum for up to $500.0, which includes an upfront option exercise payment of $150.0 and potential regulatory and commercial milestone payments of up to $350.0. The pending acquisition of Alexion by AstraZeneca will accelerate the expiration period of the exclusive purchase option to 6-months after the close of the acquisition.
Asset Sale and Out-License Arrangements
In connection with prior asset sale and out-license arrangements, including those assumed by Alexion through prior acquisitions, Alexion is entitled to receive contingent payments upon the achievement of various regulatory and commercial milestones and other events, as well as royalties on commercial sales. Income resulting from contingent milestone payments and royalties on commercial sales is generally recognized when the contingent consideration is probable and no longer constrained. Additionally, sales-based milestones and royalties on commercial sales resulting from an out-license arrangement are subject to the sales-and-usage based royalty scope exception and recognized only when the associated sales occur.
In September 2018, we sold all assets, rights and obligations of the ALXN1101 program to Origin Biosciences, Inc. (Origin) and, as a result, recognized a gain of $3.5 during the third quarter 2018. Under the terms of the agreement with Origin, Alexion is entitled to receive contingent payments upon the achievement of various regulatory and commercial milestones, including Origin’s receipt of a PRV, as well as royalties on commercial sales. In the first quarter of 2021, ALXN1101, now branded as NULIBRY™ (fosdenopterin), received approval from the FDA. Origin also received a PRV in connection with this approval. As a result, we recognized income of $20.0 in gain on sale of assets in the condensed consolidated statements of operations for the three months ended March 31, 2021. This income primarily represents the change in our estimate of variable consideration expected to be received under this contract. Additional rights to receive contingent payments of approximately $21.0 upon certain contingent milestone events, as well as royalties on sales of NULIBRY™, remain fully constrained given the significant uncertainty in realizing any such amounts.
The amount of contingent consideration related to our other asset sale and out-license agreements is fully constrained and therefore has not been recognized as of March 31, 2021.
Manufacturing Agreements
We have various manufacturing development and license agreements to support our clinical and commercial product needs.
We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of our commercial products and product candidates. We have various manufacturing and license agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,432.1 through 2030. This amount includes $97.9 of undiscounted, fixed payments applicable to our Contract Manufacturing Organization (CMO) embedded lease arrangement with Lonza. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we pay Lonza a royalty on the sales of SOLIRIS and ULTOMIRIS manufactured at Lonza facilities.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
In addition to our commitments with Lonza, as of March 31, 2021 we have non-cancellable commitments of approximately $125.7 through 2023 with other third party manufacturers.
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
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that we had excessively priced SOLIRIS in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of SOLIRIS to an upper limit based upon pricing in certain other countries, and to forfeit excess revenues for the period between 2009 and 2017. The amount of excess revenues for the period between 2009 and 2017 was determined not to be a material amount and was paid in 2018. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. On May 23, 2019, the Federal Court of Canada dismissed Alexion's application for judicial review and, as a consequence, affirmed the decision of the PMPRB that we had excessively priced SOLIRIS. On June 21, 2019, Alexion filed a notice of appeal of the Federal Court of Canada's ruling, and, on October 17, 2019, Alexion filed a memorandum of fact and law in support of the appeal. On December 3, 2019, the Attorney General of Canada filed its memorandum of fact and law in support of the Federal Court of Canada's dismissal of Alexion's appeal of the PMPRB's decision. On December 19, 2019, the intervenor, the Minister of Health for the Province of British Columbia, filed a separate memorandum of fact and law in support of the Federal Court of Canada's decision. The Canadian Federal Court of Appeal heard the appeal on October 21 and 22, 2020, but has not issued a decision as of the date of this filing. Pursuant to an order made by the Federal Court of Canada, as of April 28, 2021, we have placed approximately $80.9 in escrow to secure our obligations pending the final resolution of all appeals in this matter. This amount reflects the difference between the list price for SOLIRIS and the price determined by the PMPRB to be non-excessive for sales of SOLIRIS in Canada for the period beginning September 2017 through March 31, 2021. In addition, on a quarterly basis, until the appeals process has concluded, Alexion will be required to place amounts into escrow for each vial of SOLIRIS sold in the applicable quarter equal to the difference between the list price for SOLIRIS and the price determined by the PMPRB to be non-excessive. Our revenues in Canada have been reduced by $54.7 cumulatively to date, which is our current best estimate of our liability through March 31, 2021 if we lose the appeal of this matter (the amount of our ultimate liability, however, may be greater than this estimate when the appeal process for this matter is concluded).

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
In connection with an ongoing matter, in August 2019, the Brazilian Federal Revenue Service provided a Notice of Tax and Description of the Facts (the “Tax Assessment”) to two Alexion subsidiaries (the "Brazil Subsidiaries"), as well as to two additional entities, a logistics provider utilized by Alexion and a distributor. The Tax Assessment focuses on the importation of SOLIRIS vials pursuant to Alexion’s free drug supply to patients program (referred to as Global Access to Medicines, or GATM) in Brazil. In September 2019, the Brazil Subsidiaries filed defenses to the Tax Assessment disputing the basis for liability under the Tax Assessment, based on, among others, the following: in connection with the operation of GATM, during the period from September 2014 to June 2019: (i) the importers responsible for the importation of the GATM SOLIRIS vials into Brazil were correctly identified and (ii) the correct customs value was utilized for the purpose of importing the GATM SOLIRIS vials provided to the patients free of charge. Alexion prevailed in the first level of administrative appeals in the Brazilian federal administrative proceeding system based on a deficiency in the Brazil Tax Assessment. The decision was subject to an automatic (ex officio) appeal to the second level of the administrative courts. On March 30, 2021, counter-arguments against the ex officio appeal were filed on behalf of the Brazil Subsidiaries. There are three separate levels of administrative appeals within the Brazilian federal administrative proceeding system and, if the outcome of these administrative appeals is unfavorable, the final decision of the federal administrative proceeding system can be disputed to the federal court systems in Brazil (at this time, Alexion intends to appeal the Tax Assessment if it is not overturned in the course of administrative appeals). Given the early stage of these proceedings, Alexion is unable to predict the duration, scope or outcome of this matter, but we expect that a final resolution will take three years or more. While it is possible that a loss related to the Tax Assessment may be incurred, given its ongoing nature, we cannot reasonably estimate the potential magnitude of any such possible loss or range of loss, or the cost of the ongoing administrative appeals (and potential appeals to the federal court system) of the Tax Assessment. Any determination that any aspects of the importation of free of charge medications into Brazil as set forth in the Tax Assessment are not, or were not, in compliance with existing laws or regulations could result in the imposition of fines, civil penalties and, potentially criminal penalties, and/or other sanctions against us, and could have an adverse impact on our Brazilian operations.
In connection with Alexion’s acquisition of Portola, we have assumed litigation to which Portola was a party. Among the litigation assumed is a securities fraud class action filed against Portola and certain of its officers, directors and underwriters (“Defendants”) under the Securities Act of 1933 and the Securities Exchange Act of 1934. Specifically, on January 16, 2020, February 7, 2020, and February 28, 2020, stockholders filed three putative class actions in the U.S. District Court for the Northern District of California, captioned Hayden v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-00367-VC (N.D. Cal.); McCutcheon v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-00949 (N.D. Cal.); and Southeastern Pennsylvania Transportation Authority v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-01501 (N.D. Cal.). These cases have since been consolidated, and on April 22, 2020, the Court issued an Order appointing the Alameda County Employees’ Retirement Association (“ACERA”) as Lead Plaintiff in the litigation. ACERA filed its amended consolidated complaint on May 20, 2020, asserting that Defendants made misrepresentations and omissions in public disclosures (including in materials issued in connection with the August 7, 2019 securities offering) concerning Portola’s sales of andexanet alfa, marketed as ANDEXXA in the United States and ONDEXXYA in Europe, between January 8, 2019 and February 26, 2020. Specifically, plaintiffs allege that Defendants made materially false and/or misleading statements about the demand for ANDEXXA, usage of ANDEXXA by hospitals and healthcare organizations, and about Portola’s accounting for its return reserves. Plaintiffs contend that the alleged fraud was revealed on January 9, 2020, when Portola announced its preliminary unaudited financial

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
results for the fourth quarter of 2019, and again on February 26, 2020, when Portola issued its fourth quarter 2019 financial results. In July 2020, Portola and the Portola Defendants filed a motion to dismiss with the Court. The court heard oral argument on September 24, 2020 and granted defendants’ pending motion to dismiss, but with leave for plaintiffs to amend further their complaint. Plaintiffs filed an amended complaint on November 5, 2020. In December 2020, Portola and Portola Defendants filed a motion to dismiss with the Court. A hearing occurred on March 4, 2021, and the Court dismissed the case with leave to amend on March 10, 2021. The Plaintiffs filed a second amended complaint on March 31, 2021. Portola and the Portola Defendants must file a motion to dismiss by May 5, 2021, with the opposition scheduled to be filed by June 9,2021, and the reply scheduled to be filed by June 30, 2021. A hearing is scheduled for July 22, 2021. Plaintiffs seek to recover unspecified monetary relief, interest, and attorneys’ fees and costs. Given the early stage of these proceedings, we cannot presently predict the likelihood of obtaining dismissal of the case (or the ultimate outcome of the case if that motion to dismiss is denied by the court), nor can we estimate the possible loss or range of loss at this time.
In connection with the transactions contemplated by the Merger Agreement with AstraZeneca, nine complaints have been filed by purported Alexion stockholders against Alexion and its current or former directors, and, in certain cases, AstraZeneca and the Merger Subs. The complaints are captioned Votto v. Alexion Pharmaceuticals, Inc., et al., No. 1:21-cv-02067 (S.D.N.Y); Wang v. Alexion Pharmaceuticals, Inc., et al., No. 1:21-cv-02095 (S.D.N.Y.); Wei v. Alexion Pharmaceuticals, Inc., et al., No. 1:21-cv-02100 (S.D.N.Y.); Naquin v. Alexion Pharmaceuticals, Inc., et al., No. 1:21-cv-02119 (S.D.N.Y.); Raul v. Alexion Pharmaceuticals, Inc., et al., No. 1:21-cv-02238 (S.D.N.Y.); Parshall v. Alexion Pharmaceuticals, Inc., et al., No. 1:21-cv-02670 (S.D.N.Y.); Davis v. Alexion Pharmaceuticals, Inc., et al., No. 1:21-cv-01429 (E.D.N.Y.); Kent v. Alexion Pharmaceuticals, Inc., et al., No. 1:21-cv-00441 (D. Del.); McKenzie v. Alexion Pharmaceuticals, Inc., et al., No. 2:21-cv-01515 (E.D. Pa.). The complaints generally allege that the preliminary registration statement filed with the SEC on February 19, 2021, omitted certain allegedly material information in connection with the transaction, and one of the complaints further alleges that the Alexion directors breached their fiduciary duties in connection with the transaction and that AstraZeneca and the other entity defendants aided and abetted the alleged breaches. The lawsuits seek various remedies, including enjoining the consummation of the transaction unless certain allegedly material information is disclosed, directing dissemination of additional allegedly material disclosures, rescission of the transaction, or rescissory damages in the event the transaction is consummated without such disclosures, and an accounting to the plaintiffs for any damages allegedly suffered. Given the early stage of the proceedings, an estimate of the possible loss or range of loss cannot be made at this time.

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
•plans for clinical trials (and proof of concept trials and exploratory clinical studies), status of our ongoing clinical trials for our product candidates, commencement dates for new clinical trials, timing and results of clinical trials and evaluation of our clinical trial results by regulatory agencies;
•potential benefits offered by product candidates, including improved dosing intervals and potential to improve treatment in disease areas;
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
•plans, prospects and expected timing for future regulatory filings and regulatory approval of products and product candidates;
•competitors, potential competitors and future competitive products (including biosimilars);
•plans to grow our product pipeline (and diversify our business, including through acquisitions) and anticipated benefits to the Company;
•future objective to expand business and sales;
•future plans to retain earnings and not pay dividends;
•expected decisions to appeal certain legal proceedings and intellectual property decisions;
•expectations to realize the carrying value of product inventory and the ability to sell certain inventory;
•impact of accounting standards;
•future costs (including cost of goods sold), operating expenses (including research and development, sales, general and administrative and restructuring expenses) and capital requirements, capital investment, sufficiency of cash to fund operations for at least the next 12 months, ability to make payment on our credit facility and make contingent payment obligations, the sufficiency of our existing capital resources and projected cash needs, price approval and funding processes in various countries;
•the sources of expected increases in cash flow from operations, if any;
•anticipated impact of interest rate changes on financial statements;
•anticipated future milestone, contingent and royalty payments and lease payments (and, in each case, expected impact on liquidity);

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
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
•the scope of our intellectual property, future patent filings, and the outcome of any challenges or opposition to our intellectual property; and
•estimates of our inventory capacity and the capacity of manufacturing and other service facilities to support our business operations, products and product candidates.
Such risks and uncertainties include, but are not limited to, the possibility that our sale to AstraZeneca does not close on the anticipated timeline or at all; the impact of the COVID-19 pandemic on our business (including our financial results and clinical trials), increased competition, actions by regulatory agencies, product candidates not receiving regulatory approvals, the possibility that expected tax benefits will not be realized, changes in healthcare and tax laws and regulations, implementation of the Most Favored Nation pricing proposal in the U.S., assessment of impact of recent accounting pronouncements, potential declines in sovereign credit ratings or sovereign defaults in countries where we sell our products, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding legal proceedings, company investigations and government investigations and assessments, pending securities class action litigations, the investigation of our Brazilian operations by Brazilian authorities, the tax assessment by the Brazilian Federal Revenue Service and potential future tax assessments or liabilities by other revenue or tax regulators, risks related to the short and long-term effects of other government healthcare measures, intellectual property lawsuits, and the effect of shifting foreign exchange rates, as well as those risks and uncertainties discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the SEC.
Overview
Alexion is a global biopharmaceutical company focused on serving patients and families affected by rare diseases and devastating conditions through the discovery, development and commercialization of life-changing medicines.
As a leader in rare diseases for more than 25 years, Alexion has developed and commercializes two approved complement inhibitors to treat patients with paroxysmal nocturnal hemoglobinuria (PNH) and atypical hemolytic uremic syndrome (aHUS), as well as the first and only approved complement inhibitor to treat anti-acetylcholine receptor (AChR) antibody-positive generalized myasthenia gravis (gMG) and neuromyelitis optica spectrum disorder (NMOSD) in patients who are anti-aquaporin-4 (AQP4) antibody positive. Alexion also has two highly innovative enzyme replacement therapies and the first and only approved therapies for patients with life-threatening and ultra-rare metabolic disorders, hypophosphatasia (HPP) and lysosomal acid lipase deficiency (LAL-D) as well as the first and only approved Factor Xa inhibitor reversal agent for patients treated with rivaroxaban or apixaban when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding.
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
The acquisition is expected to close during the third quarter 2021.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Recent Developments
COVID-19 Pandemic
The COVID-19 pandemic continues to present a substantial public health and economic challenge globally. While the impact of the COVID-19 pandemic to date on our business has been less than we had initially forecast, it is evolving rapidly and its future effects are difficult to predict with meaningful precision as the impact will depend on many factors beyond the Company’s control and knowledge. As the pandemic continues, we continue to take steps that are designed to respond proactively to evolving events and planning for COVID-19 uncertainties.
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
We are monitoring the demand for our products as due to quarantines, travel restrictions, hospital policies and patient concerns regarding exposure to COVID-19, we have observed fewer patient/doctor interactions, we have also noted that the new patient productivity and initiation queue has decreased since the COVID-19 outbreak (particularly in our neurological indications) and our representatives are having fewer in-person visits with health care providers, including for infusion of our products which has adversely impacted our revenue growth and may continue to affect our revenue growth in the future. We have been proactively engaging with healthcare professionals virtually and through enhanced digital channels in an effort to mitigate this risk. Additionally, we continue to actively monitor potential further impacts on our business such as growth in unemployment and loss of commercial insurance coverage and/or growth in Medicaid with higher discounts.
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

Relapsed/refractory B-and T-cell malignancies
The B cell non-Hodgkin lymphomas (NHLs) are a diverse group of disorders of proliferating malignant B cells. Collectively, NHL is the eighth leading type of cancer in the U.S., with B-cell lymphomas diagnosed in approximately 85% to 90% of patients. The T cell lymphomas are represented by diverse histologies depending on the malignant cell of origin. T cell NHL comprises approximately 10% to 15% of the total cases of NHL. Patients present with fever, night sweats, and unintentional weight loss. With progressive disease, the malignant cells metastasize from lymph nodes and bone marrow to other organs, ultimately resulting in organ failure. Front-line therapy consists of combination chemotherapy with rituximab. Experimental agents are in development to address patients who relapse or are refractory to front-line therapy. There are no curative therapies in the relapsed/refractory setting.

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Hematopoietic Stem Cell Transplantation Associated Thrombotic Microangiopathy (HSCT-TMA)
Thrombotic microangiopathy (TMA) is a disorder that may occur following hematopoietic stem cell transplant (HSCT), often presenting in the setting of multiple triggers, including endothelial insult, immune dysregulation, and uncontrolled complement activation. The TMA has a significant impact, typically resulting in severe organ dysfunction and long-term morbidity and death. Mortality in patients with HSCT-TMA is approximately 60% with severe TMA approaching 90%.

Lupus Nephritis (LN)
Lupus nephritis occurs in approximately 50% of patients with systemic lupus erythematosus (SLE), an autoimmune disorder caused by loss of tolerance to self-antigens, the production of autoantibodies, and deposition of complement-fixing immune complexes (ICs) in injured tissues. Chronic kidney disease is an independent major risk factor in lupus nephritis for overall mortality and morbidity, attributed to cardiovascular disease and septic shock.

Immunoglobulin A Nephropathy (IgAN)
Immunoglobulin A nephropathy (IgAN), also known as Berger’s disease, is the most common global primary glomerulonephropathy that can progress to renal failure. IgAN is a lifelong disease leading to chronic kidney disease. IgAN progresses to end-stage renal disease in 30% to 40% of patients over the course of 20 to 30 years.

Guillain-Barré Syndrome (GBS)
Guillain-Barré syndrome (GBS) is a rare, but potentially fatal neuropathy, with rapid-onset muscle weakness caused by the immune system damaging the peripheral nervous system. The symptoms may develop over hours to a few weeks and can be life-threatening with many patients requiring mechanical ventilation. It is the most common cause of acute flaccid tetraplegia worldwide.

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

AL Amyloidosis
Light chain (AL) amyloidosis (AL-A) is the most common form of systemic amyloidosis. The clinical manifestations of AL-A are caused by the accumulation in tissues and organs (primarily heart, kidneys, and liver) of amyloid made of misfolded immunoglobulin light chains, produced by plasma cell dyscrasia. Progressive amyloid deposition eventually results in organ dysfunction with high morbidity and mortality. The degree of cardiac amyloid deposition and cardiac complications are the most important prognostic determinant. The Mayo staging system (European modification) stratifies patients in stage I, II, IIIa and IIIb for increasing levels of circulating cardiac biomarkers (NTproBNP and cardiac troponin) and highly influences both treatment and prognosis of AL-A. Early mortality remains a high unmet medical need especially for patients with cardiomyopathy: median survival is approximately 4 months in patients with stage IIIb presentation.

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
SOLIRIS (eculizumab)

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Clinical Development Programs
Our ongoing clinical development programs include the following:

Product	Mechanism of Action	Development Area	Indication	Phase I	Phase II	Phase III	Phase IV	Filed
ULTOMIRIS (ALXN1210/ravulizumab-cwvz) (Intravenous)	Anti-C5	Neurology Pulmonology Nephrology	gMG/NMOSD/ALS/ COVID-19/HSCT-TMA/IgAN/LN			●

ULTOMIRIS (ALXN1210/ravulizumab-cwvz) (Subcutaneous)	Anti-C5	Hematology/Nephrology	PNH/aHUS			●

ALXN1720 (Subcutaneous)	Anti-C5	Next Generation Subcutaneous Complement Inhibitor		●

ALXN1820 (Subcutaneous)	Anti-Properdin	Subcutaneous Complement Inhibitor		●

ALXN1830 (SYNT001) (Subcutaneous)	Anti-FcRN	Hematology Neurology		●

ALXN1840 (WTX101)	High-affinity, specific Cu binder	Metabolic Disorders	Wilson disease			●

ALXN2040 (ACH-4471/danicopan)	Factor D Inhibitor	Hematology/Nephrology	PNH-EVH			●

ALXN2050 (ACH-5228)	Factor D Inhibitor	Hematology/Nephrology	PNH		●

ALXN2060 (AG10)	TTR Stabilizer	Metabolic Disorders	ATTR-CM			●

ALXN2070 (ANDEXXA)	Anti-Factor Xa Reversal	Acute Care	Reversal of anticoagulation in patients treated with Factor Xa inhibitors when experiencing life-threatening or uncontrolled bleeding.				●

ALXN2075 (Cerdulatinib)	Dual spleen tyrosine kinase and janus kinase (SYK/JAK) inhibitor	Oncology	Relapsed/refractory chronic lymphocytic leukemia or B cell or T cell NHL		●

SOLIRIS (eculizumab)	Anti-C5	Neurology	GBS			●

CAEL-101	Chimeric Monoclonal Antibody	Metabolic Disorders	AL Amyloidosis			●

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
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
In December 2020, Alexion initiated two Phase III, multicenter studies to evaluate the safety and efficacy of ALXN1210 in adult and pediatric HSCT-TMA populations.
In February 2021, Alexion initiated a Phase II, proof of concept study in two renal indications, LN and IgAN.
In addition to aHUS, gMG, NMOSD, ALS, COVID-19, HSCT-TMA, LN and IgAN, Alexion plans to initiate a Phase III study of ALXN1210 in complement mediated thrombotic microangiopathy (CM-TMA) in the second quarter of 2021 and a Phase II/III study in dermatomyositis (DM), a rare autoimmune inflammatory myopathy characterized by chronic inflammation and degeneration of muscle and skin, in the second half of 2021.
Subcutaneous (SC) Delivery
In March 2019, Alexion initiated a PK-based Phase III study of ALXN1210 delivered subcutaneously once per week to PNH patients to support regulatory approval submissions in both PNH and aHUS. In June 2020, Alexion announced that the ongoing study met its primary objective of pharmacokinetic-based non-inferiority of ULTOMIRIS SC versus intravenous (IV) ULTOMIRIS at Day 71. Pending completion of the study and collection of required 12-month safety data, Alexion expects to file for approval for the SC formulation and device combination in PNH and aHUS in the U.S. in the third quarter of 2021 and in the E.U. in the first quarter of 2022.
ALXN1720
ALXN1720 is a novel humanized bi-specific minibody that binds selectively and with high affinity to C5 and to albumin. ALXN1720 is designed for subcutaneous administration as a concentrated formulation for the treatment of disease states involving dysregulated terminal complement activity. In September 2019, Alexion initiated a Phase I healthy volunteer study of ALXN1720 to assess its safety and tolerability. This trial was paused due to the COVID-19 pandemic, however, we expect to re-initiate it in the second quarter of 2021. Additionally, pending successful completion of the Phase I healthy volunteer study, we plan to initiate ALXN1720 trials in gMG and DM.
ALXN1820
ALXN1820 is a bispecific minibody binding to properdin and albumin and is a first-in-class therapeutic antagonist of properdin, with potent, selective activity, attractive PK-PD, subcutaneous bioavailability and safety profile. In December 2020, Alexion submitted a clinical trial application to Human Research Ethics Committees (HREC) in Australia. Approval was received and notification was sent to Australia’s Therapeutic Goods Administration for ALXN1820 in December 2020. In the first quarter of 2021, we initiated a healthy volunteers Phase I study. Early preclinical data for ALXN1820 indicate the potential for convenient, weekly, self-administered subcutaneous dosing. There are multiple potential indications for ALXN1820 across a number of therapeutic areas, including hematology, pulmonology, nephrology and dermatology, where properdin is believed to play an important role.
ALXN1830 (SYNT001)

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
ALXN1830 is a humanized monoclonal antibody that is designed to inhibit the interaction of the neonatal Fc receptor (FcRn) with IgG and IgG immune complexes and has the potential to improve treatment in a number of rare IgG-mediated diseases. Alexion initiated a Phase I study of a SC formulation of ALXN1830 in healthy volunteers in December 2019. Alexion re-initiated a Phase II trial of the IV formulation in WAIHA in early 2020. Due to the COVID-19 pandemic, Alexion discontinued the Phase II trial in WAIHA and the Phase I healthy volunteer study. A new Phase I healthy volunteer study initiated in March 2021, while the Phase II studies in WAIHA and gMG exclusively with the SC formulation are planned to start in the second half of 2021.
ALXN1840 (WTX101)
ALXN1840, an innovative product candidate that addresses the underlying cause of Wilson disease, is a first-in-class oral copper-binding agent with a unique mechanism of action that has the ability to access and mobilize copper from tissue. In February 2020, Alexion completed enrollment in a Phase III study of ALXN1840 for the treatment of Wilson disease. We expect top-line results from this Phase III study in the third quarter of 2021.
ALXN1850
ALXN1850 is an enzyme replacement therapy replacing deficient alkaline phosphatase (ALP) activity and targets ALP substrates to improve bone mineralization and ameliorate systemic manifestations of the disease. It is a next generation HPP therapy that is designed to provide higher activity, higher bioavailability, and longer half-life than STRENSIQ (asfotase alfa). These improvements may result in significant benefit for HPP patients, including potentially lower, less frequent doses, improved efficacy and lower injection volumes when compared to STRENSIQ. ALXN1850 is designed for subcutaneous administration. In November 2020, Alexion submitted an Investigational New Drug application (IND) for ALXN1850 to the FDA and received approval to proceed with a Phase I study in HPP patients. We plan to initiate the Phase I study in the second quarter of 2021.
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
We plan to initiate a Phase II study of ALXN2040 in geographic atrophy, a chronic and progressive degeneration of the portion of the retina responsible for central and color vision and leading to permanent loss of visual acuity, in the second half of 2021. In March 2021, Alexion submitted an IND to the FDA for geographic atrophy.
ALXN2050 (ACH-5228)
ALXN2050 is an oral Factor D inhibitor designed to treat diseases associated with dysregulation of the complement alternative pathway. ALXN2050 is in a Phase II trial as a potential monotherapy treatment for PNH and is being evaluated for development in other alternative pathway-mediated rare diseases. In April 2021, we resumed enrollment in the Phase II study of ALXN2050 monotherapy which is underway in PNH patients based on the receipt of further Phase I data. Additionally, Alexion plans to initiate proof-of-concept trials of ALXN2050 in patients with various renal diseases including C3G, in the second half of 2021.
ALXN2060 (AG10)
In September 2019, Alexion entered into an agreement with Eidos Therapeutics, Inc. (Eidos), through which Alexion obtained an exclusive license to develop and commercialize AG10 in Japan for transthyretin amyloidosis (ATTR). In January 2021, BridgeBio Pharma, Inc. (BridgeBio) completed its acquisition of all the outstanding shares of Eidos common stock that BridgeBio did not already own. AG10 is an orally administered small molecule in development designed to target the root cause of ATTR by stabilizing transthyretin (TTR) in the blood. BridgeBio (formerly Eidos) is currently studying AG10 in a Phase III clinical trial in patients with ATTR cardiomyopathy (ATTR-CM) and a Phase III clinical trial in patients with ATTR polyneuropathy (ATTR-PN), excluding Japan. In the fourth quarter 2020, Alexion initiated a single arm AG10 Phase III study in ATTR-CM in Japan. The Japan Phase III study data for ATTR-CM is expected to bridge to the global randomized controlled Phase III study being conducted by BridgeBio (formerly Eidos), and serve as the basis for seeking regulatory approval to commercialize AG10 in Japan.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
ALXN2070 (ANDEXXA)
ANDEXXA, our commercialized medicine, has additional clinical trials currently being conducted to obtain full regulatory approvals and to expand the approved indications. As noted above, ANDEXXA has obtained accelerated approval in the US and conditional marketing authorization in the EU based on the change from baseline in anti-Factor Xa activity in healthy volunteers, and in patients through the ANNEXA-4 trial. Full approval in the US and EU for current indications requires completion of ANNEXA-I, a Phase IV randomized controlled clinical trial currently underway evaluating the safety and efficacy of ANDEXXA versus standard of care in patients presenting with acute intracranial hemorrhage while taking an oral Factor Xa inhibitor. A US supplemental Biologics License Application (sBLA) submission for a label expansion for the reversal of edoxaban and enoxaparin associated bleeds occurred in the fourth quarter of 2020. A Japan J-NDA filing was submitted in the first quarter 2021 to obtain full approval of ANDEXXA by the end of the third quarter of 2021.
Additionally, we plan to initiate a Phase II study in 2021 for the reversal of anticoagulation in patients taking apixaban, rivaroxaban, edoxaban, or enoxaparin who require urgent surgery.
ALXN2075 (Cerdulatinib)
ALXN2075 is a small molecule SYK/JAK inhibitor in development for treatment of hematological malignancies. We are reviewing clinical data and considering follicular lymphoma as a next step in the program. A Phase I/IIa study was completed in the first quarter 2021 for the treatment of hematological malignancies and we are determining next steps for ALXN2075.
SOLIRIS (eculizumab)
SOLIRIS is an innovative C5 inhibitor discovered and developed by Alexion that works by inhibiting the C5 protein in the terminal complement cascade. SOLIRIS is a humanized monoclonal antibody that effectively blocks terminal complement activity at the doses currently prescribed.
In June 2020, Japan’s MHLW granted SAKIGAKE designation for SOLIRIS in Guillain-Barré syndrome (GBS). Results from the Japanese eculizumab trial for GBS (JET-GBS study) suggested the potential efficacy and safety of SOLIRIS as a treatment for GBS. Complement activation may play a role in the pathophysiology of GBS. Alexion initiated a Phase III study of SOLIRIS in GBS in Japan in the first quarter of 2021.
CAEL-101
Alexion holds a minority interest in and an exclusive option to acquire Caelum Biosciences
(Caelum), a biotechnology company that is developing CAEL-101 for light chain (AL) amyloidosis. We have consolidated Caelum into our condensed consolidated financial statements due to the terms of our agreement with Caelum, as amended in March 2021 (refer to Note 10, Caelum Biosciences for additional information on our agreement).
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
We have various agreements with Lonza to provide cell bank and drug substance through 2030, with remaining total non-cancellable commitments of approximately $1,432.1. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement with Lonza, we pay Lonza a royalty on the sales of SOLIRIS and ULTOMIRIS manufactured at Lonza facilities. In the fourth quarter 2020, Lonza received FDA approval for a new manufacturing facility in New Hampshire that will manufacture STRENSIQ for commercial use. Commitments entered into under this arrangement are included in the non-cancellable commitments previously noted.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
In addition, we have non-cancellable commitments of approximately $125.7 through 2023 with other third-party manufacturers.
In April 2014, we purchased a fill/finish facility in Athlone, Ireland, which has been refurbished to become our first company-owned fill/finish facility. We have also completed construction of a new biologics manufacturing facility at this site and we are currently pursuing regulatory approvals.
In May 2015, we announced plans to construct a new biologics manufacturing facility on our existing property in Dublin, Ireland. Construction of this facility has been completed. In January 2021, the European Medicines Agency (EMA) approved the facility as a manufacturer of drug substance for SOLIRIS. In April 2021, the FDA approved the facility as a manufacturer of drug substance for SOLIRIS.
While we continue to actively engage with regulators, the timing of regulatory approval for our biologics manufacturing facility in Athlone, Ireland may be delayed as a result of the COVID-19 pandemic.
Critical Accounting Policies and Estimates
The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, Business Overview and Summary of Significant Accounting Policies of the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2020. Under accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. We believe the most complex judgments result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are significant to our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results could differ materially from those estimates.
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
For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included within our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the critical accounting policies.
New Accounting Pronouncements
For information on new accounting pronouncements adopted in the current period and recently issued standards, refer to Note 2, Basis of Presentation and Principles, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Results of Operations
Net Product Sales
Net product sales by significant geographic region for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended
	March 31,		%
	2021	2020	Change
SOLIRIS
United States	$553.9	$556.2	(0.4)%
Europe	251.3	263.5	(4.6)%
Asia Pacific	102.4	87.1	17.6%
Rest of World	120.0	116.1	3.4%
Total	$1,027.6	$1,022.9	0.5%

ULTOMIRIS
United States	$206.9	$131.5	57.3%
Europe	63.8	33.8	88.8%
Asia Pacific	73.3	57.1	28.4%
Rest of World	2.9	0.4	625.0%
Total	$346.9	$222.8	55.7%

STRENSIQ
United States	$155.2	$128.1	21.2%
Europe	18.9	24.0	(21.3)%
Asia Pacific	17.0	13.6	25.0%
Rest of World	6.4	6.5	(1.5)%
Total	$197.5	$172.2	14.7%

ANDEXXA
United States	$25.3	$—	**
Europe	3.6	—	**
Asia Pacific	—	—	**
Rest of World	—	—	**
Total	$28.9	$—	**

KANUMA
United States	$17.1	$16.4	4.3%
Europe	10.8	7.5	44.0%
Asia Pacific	1.2	0.9	33.3%
Rest of World	5.7	1.9	200.0%
Total	$34.8	$26.7	30.3%

Total Net Product Sales	$1,635.7	$1,444.6	13.2%

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
The increase in net product sales for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to an increase in unit volumes. The increase in unit volumes was primarily due to increased global demand for SOLIRIS therapy, with sales to patients with gMG and NMOSD being the largest drivers. As a result of continued patient conversion, ULTOMIRIS unit volumes for PNH and aHUS also increased due to an increase in PNH and aHUS patients on ULTOMIRIS therapy. Offsetting this increase was the continued conversion of PNH and aHUS patients from SOLIRIS to ULTOMIRIS, resulting in a decrease in SOLIRIS PNH and aHUS revenues for the three months ended March 31, 2021, as compared to the same period in 2020. Additional unit volume increases were due primarily to increased global demand for STRENSIQ during 2021 and contributions of $28.9 from ANDEXXA as a result of the Portola acquisition that closed in the third quarter of 2020.
As a result of patient conversion from SOLIRIS to ULTOMIRIS, we experience variability in our revenues due to the extended ULTOMIRIS dosing interval and infusion timing which may result in either one or two infusions in a quarter. ULTOMIRIS loading doses for PNH patients result in increased revenues during a patient’s first year on therapy. The ULTOMIRIS annual maintenance dose for PNH and aHUS requires fewer vials as compared to the annual dose for SOLIRIS. Due to the decision to price ULTOMIRIS lower than SOLIRIS on an annual basis, U.S. revenues have been and will continue to be unfavorably impacted by the lower annual cost per patient in maintenance years, with the impact more pronounced for aHUS due to the greater decrease in vials for aHUS ULTOMIRIS patients.
In response to the COVID-19 pandemic, we have taken proactive measures that are designed to mitigate the risk of potential supply interruptions, and we strive to maintain sufficient inventory levels to continue serving current and new patients receiving our medicines for approved indications. Due to quarantines, travel restrictions, hospital policies and patient concerns regarding exposure to COVID-19, we have observed fewer patient/doctor interactions, we have also noted that the new patient productivity and initiation queue has decreased since the COVID-19 outbreak (particularly in our neurological indications) and our representatives are having fewer in-person visits with health care providers, including for infusion of our products which has adversely impacted our revenue growth and may continue to affect our revenue growth in the future. However, we are proactively engaging with healthcare professionals virtually and through enhanced digital channels in an effort to mitigate this risk.
Cost of Sales (exclusive of amortization of purchased intangible assets)
Cost of sales includes manufacturing costs, actual and estimated royalty expenses associated with sales of our products, and amortization of licensing rights.
The following table summarizes cost of sales for the three months ended March 31, 2021 and 2020:

2021 Cost of Sales
2020 Cost of Sales
●	Cost of sales as a percentage of net product sales

Cost of sales as a percentage of net product sales was 7.7% for the three months ended March 31, 2021 and 2020.
As a result of the Portola acquisition completed on July 2, 2020, we expect cost of goods sold to increase in future periods as compared to prior periods due to the amortization of ANDEXXA inventory fair value step-up adjustments which will be recognized as the acquired ANDEXXA inventory is sold.
Research and Development Expense

2021 Research and Development Expense (R&D)
2020 Research and Development Expense (R&D)
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
The following graph provides information regarding research and development expenses for the three months ended March 31, 2021 and 2020:

Clinical Development	Discovery
Product Development	Payroll and Benefits
Upfront Payments	Facilities and Other

For the three months ended March 31, 2021, the increase in research and development expense, as compared to the same period in the prior year, was primarily related to the following:
•Increase of $41.3 in payroll and benefits primarily related to headcount increases.
•Increase of $33.6 in product development primarily driven by increased costs associated with manufacturing of material for ALXN1830 and ALXN1210.
•Increase of $12.9 in clinical development primarily driven by increased clinical expenses related to ALXN1210 for multiple ongoing studies; shared expenses related to investments in enhanced systems and processes to support our clinical trial expansion; and clinical expenses related to assets acquired from Portola in the third quarter of 2020. See chart below for additional details by program.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
The following graph summarizes research and development expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of certain of these programs:

2021	2020

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
Selling, General and Administrative Expense

2021 Selling General and Administrative Expense (SG&A)
2020 Selling General and Administrative Expense (SG&A)
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
For the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, the increase of $23.0 in selling, general and administrative expense was primarily related to an increase in salary, benefits and other labor expenses of $38.8 driven by increases in headcount. This increase was partially offset by a decrease in external selling, general and administrative expense of $15.8, primarily related to litigation charges recorded during the first quarter of 2020 in connection with legal proceedings.
Amortization of Purchased Intangible Assets
For the three months ended March 31, 2021 and 2020, we recorded $53.2 and $73.7, respectively, in amortization expense related to purchased intangible assets. Amortization expense is primarily associated with intangible assets related to STRENSIQ, KANUMA and ANDEXXA.
The decrease in amortization of purchased intangible assets for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to a decrease in amortization associated with the KANUMA intangible asset. During the second quarter of 2020, we recorded an impairment charge of $2,042.3 to write-down the KANUMA intangible asset to fair value. The lower asset value is contributing to lower amortization expense for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease was partially offset by an increase in amortization associated with our ANDEXXA intangible asset acquired in connection with the Portola acquisition, which closed during the third quarter of 2020.
Change in Fair Value of Contingent Consideration
For the three months ended March 31, 2021 and 2020, the change in fair value of contingent consideration expense associated with our prior business combinations was $9.2 and $5.8, respectively. The change in the fair value of contingent consideration will fluctuate based on the timing of recognition of changes in the probability of achieving contingent milestones, the expected timing of milestone payments in connection with previous acquisitions and the discount rates used to calculate fair value. Changes in the fair value of contingent consideration primarily relate to contingent amounts due in connection with our acquisitions of Enobia in 2012 and Achillion in 2020.

For the three months ended March 31, 2021, changes in the fair value of contingent consideration expense reflected changes in the expected timing of achieving contingent milestone payments and the interest component of contingent consideration related to the passage of time. For the three months ended March 31, 2020, changes in the fair value of contingent consideration expense reflected the interest component of contingent consideration related to the passage of time.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Acquired In-Process Research and Development
For the three months ended March 31, 2021, we recorded acquired in-process research and development (IPR&D) expense of $193.3 in connection with the amendment of our agreement with Caelum Biosciences (Caelum) which occurred during the first quarter 2021. As a result of the amendment, we became the primary beneficiary of Caelum and began consolidating Caelum as a variable interest entity. Substantially all of the fair value of the gross assets of Caelum is concentrated in a single in-process research and development asset, CAEL-101. Due to the stage of development of this asset at the date of consolidation, significant risk remained and it was not yet probable that there was future economic benefit from this asset. Absent successful clinical results and regulatory approval for the asset, there is no alternative future use associated with CAEL-101. Accordingly, the value of this asset of $193.3 was expensed during the first quarter of 2021.
Acquisition-related Costs
For the three months ended March 31, 2021 and 2020, we recorded $13.2 and $38.1, respectively, of acquisition-related costs. For the three months ended March 31, 2021, acquisition-related costs primarily consist of transaction costs associated with our Merger Agreement with AstraZeneca and integration costs associated with our Portola acquisition. For the three months ended March 31, 2020, acquisition-related costs primarily consist of transaction costs associated with our Achillion acquisition, costs associated with the accelerated vesting of stock options previously granted to Achillion employees and employee separation costs associated with our Achillion acquisition.
Gain on Sale of Assets
For the three months ended March 31, 2021, we recognized $25.3 in gain on sale of assets, primarily relating to a change in the estimate of variable consideration expected to be received in connection with our prior sale of the ALXN1101 program to Origin. Under the terms of the agreement with Origin, Alexion is entitled to receive contingent payments upon the achievement of various regulatory and commercial milestones, including Origin’s receipt of a Rare Pediatric Disease Priority Review Voucher (PRV), as well as royalties on commercial sales. In the first quarter of 2021, ALXN1101, now branded as NULIBRY™ (fosdenopterin), received approval from the FDA. Origin also received a PRV in connection with this approval. No amounts were recorded during the three months ended March 31, 2020.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Other Income and (Expense)

The following table provides information regarding other income and expense:

Investment expense, net
Interest expense
Other income and (expense)

For the three months ended March 31, 2021 and 2020, we recognized investment expense, net of $(7.0) and $(5.2), respectively, primarily related to the recognition of unrealized losses of $9.6 and $9.2, respectively, on our strategic equity investments recorded at fair value. Unrealized losses recorded during the three months ended March 31, 2021 on our strategic equity investments were primarily driven by an unrealized loss on our BridgeBio (formerly Eidos) equity investment. Unrealized losses recorded during the three months ended March 31, 2020 on our strategic equity investments were largely driven by temporary market declines due to the COVID-19 pandemic.

Income Taxes

2021 Income tax expense
2020 Income tax expense
●	Effective tax rate

During the three months ended March 31, 2021, we recorded an income tax expense of $113.4 and an effective tax rate of 18.8%, respectively, compared to an income tax expense of $106.0 and an effective tax rate of 16.0%, respectively, for the three months ended March 31, 2020.
Income tax expense is attributable to the U.S. federal, state and foreign income taxes on our profitable operations.
The increase in the effective tax rate for the three months ended March 31, 2021 as compared to the same period in the prior year is primarily attributable to the consolidation of Caelum during the first quarter 2021. Caelum's net loss included in our condensed consolidated statement of operations for the three months ended March 31, 2021 was $196.0, including acquired in-process research and development expense of $193.3, for which no tax benefit has been recognized. This resulted in an increase to the effective tax rate of 5.2% for the three months ended March 31, 2021.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
We continue to maintain a valuation allowance when it is more likely than not that all or a portion of certain deferred tax assets will not be realized. We periodically evaluate the likelihood of realizing deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020	$ Change
Cash and cash equivalents	$3,429.6	$2,964.5	$465.1
Marketable securities	$39.7	$34.9	$4.8
Long-term debt (includes current portion & revolving credit facility)	$2,540.0	$2,570.9	$(30.9)

Current assets	$6,452.6	$5,833.0	$619.6
Current liabilities	$1,426.2	$1,624.7	$(198.5)
Working capital	$5,026.4	$4,208.3	$818.1

The aggregate increase in cash and cash equivalents and marketable securities of $469.9 as of March 31, 2021 as compared to December 31, 2020 was primarily attributable to cash generated from operations partially offset by purchases of intangible assets.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our derivative contracts. As of March 31, 2021, four customers accounted for 64.1% of the accounts receivable balance, with these individual customers accounting for 11.0% to 22.3% of the accounts receivable balance. As of December 31, 2020, four customers accounted for 66.8% of the accounts receivable balance, with these individual customers accounting for 11.7% to 22.1% of the accounts receivable balance.
For the three months ended March 31, 2021, three customers accounted for 54.5% of our net product sales with these individual customers accounting for 14.1% to 16.3% of our net product sales. For the three months ended March 31, 2020, four customers accounted for 58.3% of our net product sales with these individual customers accounting for 10.0% to 17.3% of our net product sales.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2021, we had foreign exchange forward contracts with notional amounts totaling $1,979.8. These outstanding foreign exchange forward contracts had a net fair value asset of $20.0, of which $41.6 is included in other current assets and other noncurrent assets and $21.6 is included in other current liabilities. As of March 31, 2021, we had interest rate swap contracts with notional amounts totaling $1,750.0. These outstanding interest rate swap contracts had a net fair value liability of $78.6 included in other current liabilities and other noncurrent liabilities. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.
As of March 31, 2021, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds, equity securities subject to holding period restrictions and derivative contracts. Our Level 2 liabilities consist also of derivative contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to business acquisitions.
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
 As of March 31, 2021, the purchase agreements for our business combinations, including Achillion, include contingent payments totaling up to $905.6 that will become payable if and when certain development and commercial milestones are achieved. Of these milestone amounts, $670.6 of the contingent payments relate to development and regulatory milestones and $235.0 of the contingent payments relate to commercial milestones, respectively. We do not expect these amounts to have a significant impact on our liquidity in the near term. In the first quarter of 2021, a sales-based milestone associated with our acquisition of Enobia Pharma Corp. was achieved. In connection with such achievement, we will make a $120.0 milestone payment in the second quarter of 2021. No additional milestone payments associated with our prior business combinations are expected during the next 12 months. As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations, or proceeds from the sale of equity securities or debt.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Asset Acquisitions and In-License Agreements
In January 2019, we entered into an agreement with Caelum, a biotechnology company that is developing CAEL101 for light chain (AL) amyloidosis. Under the terms of the agreement, we acquired a minority equity interest in preferred stock of Caelum and an exclusive option to acquire the remaining equity in Caelum based on Phase II data, for pre-negotiated economics. We paid $30.0 in the first quarter 2019 and agreed to pay up to an additional $30.0 in contingent development milestones prior to the exercise of the option to acquire the remaining equity in Caelum. Following discussions with the FDA, Caelum changed its clinical development plan for CAEL-101 in the fourth quarter 2019. In December 2019, we amended the terms of the agreement with Caelum to modify the option to acquire the remaining equity in Caelum based on data from the modified Phase II/III trials. The amendment also modified the development-related milestone events associated with the initial $30.0 in contingent payments, provided for an additional $20.0 in upfront funding, as well as funding of $60.0 in exchange for an additional equity interest at fair value upon achievement of a specific development-related milestone event. We paid the additional $20.0 in upfront funding and the initial $30.0 in contingent payments in 2020. In March 2021, we further amended the terms of our agreement with Caelum. These amended terms with Caelum modified the previously agreed upon funding of $60.0 and included provisions to provide additional support to Caelum. Upon execution of the second amendment in March 2021, we provided $46.0 to Caelum in exchange for preferred equity and agreed to pay $14.0 upon achievement of a specified development milestone. We also committed to provide services to Caelum at no cost and to reimburse Caelum for costs incurred for incremental clinical trial activities that we requested be completed. As a result of the second amendment in March 2021, we became the primary beneficiary of Caelum and began consolidating Caelum as the incremental funding and support provides us the deemed power to direct the activities of Caelum that most significantly impact its economic performance. In the event we exercise the exclusive purchase option, the agreement provides for additional payments to Caelum for up to $500.0, which includes an upfront option exercise payment and potential regulatory and commercial milestone payments.
In March 2019, we entered into an agreement with Zealand which provides us with exclusive worldwide licenses, as well as development and commercial rights, for subcutaneously delivered preclinical peptide therapies directed at up to four complement pathway targets. Pursuant to the agreement, Zealand will lead joint discovery and research efforts through the preclinical stage, and
Alexion will lead development efforts beginning with the investigational new drug filing and Phase I studies. In addition to the agreement, we made an equity investment in Zealand (refer to Note 11, Other Investments). Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to the lead target and the equity investment, as well as for preclinical research services to be performed by Zealand in relation to the lead target. As of March 31, 2021, we could be required to pay up to $610.0, for the lead target, upon the achievement of specified development, regulatory and commercial milestones, as well as royalties on commercial sales. In addition, we could be required to pay up to an additional $115.0 in development and regulatory milestones if both a long-acting and short-acting product are developed with respect to the lead target. Each of the three subsequent targets can be selected for an option fee of $15.0 and has the potential for additional development, regulatory and commercial milestones, as well as royalty payments, at a reduced price to the lead target.
In September 2019, we entered into an agreement with Eidos through which Alexion obtained an exclusive license to develop and commercialize AG10 in Japan. AG10 is a small molecule designed to treat the root cause of transthyretin amyloidosis (ATTR) and is currently in a Phase III study in the U.S., Europe, and Japan for ATTR cardiomyopathy (ATTR-CM). In addition, we made an equity investment in Eidos (refer to Note 11, Other Investments). Under the terms of the agreement, we made an upfront payment of $50.0 for the exclusive license to AG10 in Japan and the equity investment. In January 2021, BridgeBio Pharma, Inc. (BridgeBio) completed its acquisition of all the outstanding shares of Eidos common stock that BridgeBio did not already own. As of March 31, 2021, we could be required to pay $30.0 upon achievement of a Japanese-based regulatory milestone as well as royalties on commercial sales.
In October 2018, we entered into a collaboration agreement with Dicerna that provides us with exclusive worldwide licenses and development and commercial rights for two preclinical RNA interference (RNAi) subcutaneously delivered molecules for complement-mediated diseases, as well as an exclusive option for other preclinical RNAi molecules for two additional targets within the complement pathway. In addition to the collaboration agreement, we made an equity investment in Dicerna. Under the terms of the agreements, we made an upfront payment of $37.0 for the exclusive licenses and the equity investment. In December 2019, we exercised our option for exclusive rights to two additional targets within the complement pathway under an existing agreement with Dicerna, which expands our existing research collaboration and license agreement with Dicerna to include a total of four targets within the

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
complement pathway. In connection with the option exercise, we paid Dicerna $20.0 in the fourth quarter 2019. As of March 31, 2021, we could be required to pay up to $604.1 for amounts due upon the achievement of specified research, development, regulatory and commercial milestones on the four licensed targets, as well as royalties on commercial sales.
In December 2017, we entered into a collaboration and license agreement with Halozyme Therapeutics, Inc. that allows us to use drug-delivery technology in the development of subcutaneous formulations for our portfolio of products for up to four targets. Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to two of the four potential targets during the fourth quarter 2017. During the second quarter 2020, we forfeited our rights to one of the two targets we initially licensed. As of March 31, 2021, we could be required to pay up to $155.0 for the remaining licensed target upon achievement of specified development, regulatory and sales-based milestones, as well as royalties on commercial sales. Each of the two subsequent targets can be licensed for an option fee of $8.0, with contingent payments of up to $160.0 per target, subject to development, regulatory and commercial milestones, as well as royalties on commercial sales.
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
In addition, as of March 31, 2021, we have other license agreements under which we may be required to pay up to an additional $114.1 for currently licensed targets, if certain development, regulatory and commercial milestones are met, including up to $71.5 for the development of cerdulatinib in multiple indications pursuant to an in-licensing agreement with Astellas Pharma, Inc. which was assumed through the acquisition of Portola in the third quarter 2020. Additional amounts may be payable if we elect to acquire licenses to additional targets, as applicable, under the terms of these agreements.
We do not expect the payments associated with milestones under our asset acquisitions, option and in-license agreements to have a significant impact on our liquidity in the near-term. During the next 12 months, we incur make milestone payments related to our asset acquisitions, option and in-license agreements of approximately $155.1 as of March 31, 2021, inclusive of $14.0 of potential milestone payments due to Caelum, which has been consolidated as a variable interest entity as of the first quarter 2021. Additionally, in the event we exercise the exclusive purchase option with Caelum, the agreement provides for additional payments to Caelum for up to $500.0, which includes an upfront option exercise payment of $150.0 and potential regulatory and commercial milestone payments of up to $350.0. The pending acquisition of Alexion by AstraZeneca will accelerate the expiration period of the exclusive purchase option to 6-months after the close of the acquisition.
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
As of March 31, 2021, we have $270.6 of total financing and operating lease liabilities recorded on our condensed consolidated balance sheets. The total undiscounted lease commitments as of March 31, 2021 were $319.6, of which, $32.1 is payable during the remainder of 2021. We do not expect the payments associated with the maturity of lease liabilities to have a significant impact on our liquidity in the near-term.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
As of March 31, 2021, we had $2,351.3 outstanding on the term loan. We had no outstanding borrowings under the revolving credit facility as of March 31, 2021. As of March 31, 2021, we had open letters of credit of $1.0 that offset our borrowing availability on the revolving credit facility.
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
As of March 31, 2021, the royalty-based debt has a carrying value of $188.7, net of unamortized debt discount of $79.9, of which $16.3 was recorded within current portion of long-term debt. The maximum remaining royalty payments are capped at $268.6, as of March 31, 2021.
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
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,432.1 through 2030. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we pay Lonza a royalty on the sales of SOLIRIS and ULTOMIRIS manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $125.7 through 2023 with other third party manufacturers.
Taxes
We have recorded tax on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries. To the extent CFC earnings may not be repatriated to the U.S. as a dividend distribution due to limitations imposed by law, we have not recorded the related potential withholding, foreign local, and U.S. state income taxes.
Common Stock Repurchase Program
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under our repurchase program, which superseded all prior repurchase programs. The entire amount authorized pursuant to this February 2017 Board approval has been utilized. On October 22, 2019, the Board of Directors approved a share repurchase authorization of up to $1,000.0. On July 28, 2020, the Board of Directors approved a new share repurchase authorization of up to an additional $1,500.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. We did not repurchase shares of our common stock during the three months ended March 31, 2021. Under the program, we repurchased 1.3 shares of our common stock at a cost of $107.1 during the three months ended March 31, 2020. As of March 31, 2021, there is a total of $2,024.7 remaining for repurchases under the repurchase programs.

Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Three months ended March 31,		$
	2021	2020	Change
Net cash provided by operating activities	$637.6	$549.6	$88.0
Net cash used in investing activities	(133.9)	(766.0)	632.1
Net cash used in financing activities	(18.7)	(138.2)	119.5
Effect of exchange rate changes on cash and restricted cash	(13.1)	(13.2)	0.1
Net change in cash and cash equivalents and restricted cash	$471.9	$(367.8)	$839.7

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Operating Activities
Cash flows provided by operations for the three months ended March 31, 2021 was $637.6 compared to $549.6 for the three months ended March 31, 2020. The increase in cash provided by operating activities was primarily due to cash generated from operations, including the timing of cash receipts, payments and other changes in working capital, during the three months ended March 31, 2021 as compared to the same period in the prior year.
Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2021 was $133.9 compared to $766.0 for the three months ended March 31, 2020. The decrease in cash used in investing activities as compared to the prior year was primarily due to payments for the acquisition of Achillion, net of cash acquired, of $837.7 during the three months ended March 31, 2020. The decrease was partially offset by an increase in purchases of intangible assets primarily related to the $100.0 Rare Pediatric Disease Priority Review Voucher (PRV) acquired from Rhythm Pharmaceuticals, Inc. (“Rhythm”) and by a decrease in net cash inflows attributable to purchases and sales of available for sale debt securities during the three months ended March 31, 2021 as compared to the same period in the prior year.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2021 was $18.7 compared to $138.2 for the three months ended March 31, 2020. The decrease in cash used for financing activities was primarily due to a decrease of $107.1 in common stock repurchases during the three months ended March 31, 2021 as compared to the same period in the prior year.
Contractual Obligations
There have been no significant changes to the disclosure of payments we have committed to make under our contractual obligations as summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2020, in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.”

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
        (amounts in millions, except
        percentages)
Interest Rate Risk
We have historically invested our cash in a variety of financial instruments, principally money market funds, bank deposits, corporate bonds, municipal bonds, commercial paper and government-related obligations which are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio has historically been comprised of marketable debt securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. During the second quarter of 2020, we liquidated all of our available-for-sale debt securities to fund the acquisition of Portola. As of March 31, 2021, our investment portfolio primarily consists of money market funds and mutual funds. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase (decrease) by an insignificant amount.
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
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into a number of interest rate swap agreements that qualified for and are designated as cash flow hedges. As of March 31, 2021 we had cash flow hedges with aggregate amounts of approximately 74.4% of our current outstanding term loan covering periods over the next twelve months. If interest rates were to increase or decrease by 1%, interest expense over the next year would increase or decrease by $5.4, based on the unhedged portion of our outstanding term loan as of March 31, 2021.
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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, and payables denominated in foreign currencies. Approximately 40.2% of our net product sales were denominated in foreign currencies for the three months ended March 31, 2021, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely by fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
We currently have a derivative program in place intended to achieve the following: (1) limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet, using contracts with durations of up to 3 months and (2) hedge a portion of our forecasted product sales (in some currencies), including intercompany sales using contracts with durations of up to 23 months. The objective of this program is to reduce the volatility of our operating results due to fluctuation of foreign exchange. This program utilizes foreign exchange forward contracts intended to reduce, not eliminate, the volatility of operating results due to fluctuations in foreign exchange rates.
As of March 31, 2021 and December 31, 2020, we held foreign exchange forward contracts with notional amounts totaling $1,979.8 and $3,253.5, respectively. As of March 31, 2021 and December 31, 2020, our outstanding foreign exchange forward contracts had a net fair value of $20.0 and $(55.2), respectively.

We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures as of March 31, 2021, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $86.1. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
Credit Risk
As a result of our foreign operations, we are exposed to changes in the general economic conditions in the countries in which we conduct business. The majority of our receivables are due from wholesale distributors, public hospitals and other government entities. We monitor the financial performance and creditworthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor these conditions, including the volatility associated with international economies, the COVID-19 pandemic and the relevant financial markets, and assess their possible impact on our business. Although collection of our accounts receivables from certain countries may extend beyond our standard credit terms and while we have seen and may continue to see an increase in requests for extended payment terms with certain customers as a result of the COVID-19 pandemic, we have not experienced any significant losses with respect to collection of our accounts receivable and we do not expect any such delays to have a material impact on our financial condition or results of operations.

Item 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS.

For a discussion of legal matters as of March 31, 2021, refer to Note 17, “Commitments and Contingencies,” Contingent Liabilities, within our notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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
•The acquired business of Portola may underperform relative to expectations, and we may not achieve anticipated synergies.
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
On December 12, 2020, we entered into an Agreement and Plan of Merger (Merger Agreement), with AstraZeneca, Delta Omega Sub Holdings Inc., a Delaware corporation and a wholly owned subsidiary of AstraZeneca (Bidco), Delta Omega Sub Holdings Inc. 1, a Delaware corporation and a direct wholly owned subsidiary of Bidco (Merger Sub I) and Delta Omega Sub Holdings LLC 2, a Delaware limited liability company and a direct wholly owned subsidiary of Bidco (Merger Sub II). Under the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Alexion (the First Merger) with Alexion surviving the First Merger as a wholly-owned subsidiary of Bidco and, immediately following the effective time of the First Merger (the Effective Time), Alexion will merge with and into Merger Sub II (the Second Merger and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Bidco and an indirect wholly owned subsidiary of AstraZeneca. Upon completion of the Mergers, each outstanding share of Alexion common stock, other than certain excluded shares (as described in the Merger Agreement) and shares held by stockholders who properly exercise their appraisal rights under Delaware law, will automatically be canceled and converted into the right to receive (1) 2.1243 American depositary shares of AstraZeneca (or, at the election of the holder thereof, a number of ordinary shares of AstraZeneca equal to the number of underlying ordinary shares represented by such American depositary shares) and (2) $60.00 in cash, without interest (the Merger Consideration).
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
Upon completion of the Mergers, each share of our common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $60.00 in cash without interest thereon and 2.1243 American depositary shares of AstraZeneca (or, at the election of the holder thereof, a number of ordinary shares of AstraZeneca equal to the number of underlying ordinary shares represented by such American depositary shares). Because the exchange ratio of 2.1243 American depositary shares of AstraZeneca is fixed, the value of the share consideration will depend on the market price of shares of American depository shares of AstraZeneca at the time the Mergers are completed. The market price of American depositary shares of AstraZeneca has fluctuated since the date of the announcement of the Mergers and will continue to fluctuate from the date of this filing until the date the Mergers are completed, which could occur a considerable amount of time after the date hereof. AstraZeneca’s American depository share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in AstraZeneca’s and Alexion’s respective businesses, operations and prospects, risks inherent in their respective businesses, changes in market assessments of the likelihood that the Mergers will be completed and/or the value that may be generated by the Mergers, and changes with respect to expectations regarding the timing of the Mergers and regulatory considerations. Many of these factors are beyond our control.
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
As a result of the COVID-19 pandemic, we expect that we may experience disruptions that could severely impact our business and results of operations, including:
•Government and healthcare policies and federal, state, local or foreign regulations to address the COVID-19 pandemic may adversely affect our sales and revenue. Due to quarantines, travel restrictions, hospital policies and patient concerns regarding exposure to COVID-19, we have observed fewer patient/doctor interactions, we have also noted that the new patient productivity and initiation queue has decreased since the COVID-19 outbreak (particularly in our neurological indications) and our representatives are having fewer in-person visits with health care providers, including for infusion of our products which has adversely impacted our revenue growth and may continue to affect our revenue growth in the future. A decrease in the demand of our products could cause our cost of goods sold to increase due to expiration of inventory on hand, an increase in manufacturing overhead allocated to inventory sold and other factors. Our net product sales could also be adversely impacted by the negative effects the COVID-19 pandemic has had on the global economy, which could result in (i) an increased number of patients utilizing our patient access programs to receive free drug due to loss of employer-based health insurance, or other factors impacting their ability to afford our medicines; and (ii) patients increasingly seeking Medicaid coverage for our products, which would lead to higher gross-to-net revenue reductions compared to commercial insurance providers. We are monitoring the impacts on our business of the growth in unemployment and loss of commercial insurance coverage and/or growth in Medicaid with higher discounts.
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
•We believe that the COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our clinical programs and trials. For example, certain of our clinical trials were paused due to COVID-19. Patient dosing and study monitoring in these and other trials may be paused, delayed or temporarily halted (and clinical trial re-start schedules may be delayed beyond the dates we anticipated) due to changes in policies at various clinical sites and federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, or other reasons related to the
COVID-19 pandemic. If the COVID-19 pandemic continues for an extended period of time, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies, or we may choose to or be required to pause enrollment and/or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. Any such disruption could negatively impact the results generated in the trial, the development of our pipeline programs and the timing and probability of paying milestones associated with prior acquisitions and active license agreements (which may lead to litigation over milestone payments).
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
In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement governmental controls on pharmaceutical pricing. Both the executive and legislative branches of the U.S. government have recently unveiled proposals to implement such controls. In late-2020, CMS issued an interim final rule to implement a Most Favored Nation (MFN) Model for certain included drugs and biological products payable under Medicare Part B. The MFN Model would gradually reduce Medicare Part B reimbursement for included products to their respective MFN price, which generally reflects the lowest price for a pharmaceutical product sold in certain economically-comparable member countries of the Organisation for Economic Co-operation and Development. SOLIRIS is one of 50 drugs and biological products included in the first performance year of the MFN Model. The MFN Model implementation was delayed as a result of certain litigation, but could have an impact on SOLIRIS revenue if implemented (for additional information on the MFN Model, see “Government Regulation – Pharmaceutical Pricing and Reimbursement” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020). Among some of the additional proposals from the executive and legislative branches are: to allow Medicare to negotiate certain drug prices (and such prices would apply to the private market as well) (this measure was passed in the U.S. House of Representatives in late-2019), to move to a reimbursement regime that would establish pharmaceutical pricing by reference to a target price derived from the international price index, and to permit importation of medicines from other countries that have lower prices. Certain states have also proposed measures that are designed to control the costs of pharmaceuticals that they reimburse. If the U.S. (through the federal or state governments) were to move to a pricing system based on negotiated prices or to an international price index, such as the MFN Model (or similar model) that were to apply to our products, we expect that our revenues for sales in the U.S. would be lower, and potentially materially lower than if the current pricing program remained in place.
Other countries, including many European countries and Canada, have established pricing and reimbursement policies that contain costs by referencing the price of the same or similar products in other countries. In these instances, if coverage or the level of reimbursement is reduced, limited or eliminated in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in other countries or in new markets. This may create the opportunity for third-party cross-border trade or influence our decision whether to sell a product, thus adversely affecting our geographic expansion plans and revenues. See Note 17, Commitments and Contingencies to the condensed consolidated financial statements for information about our lawsuit against the Patented Medicine Prices Review Board (PMPRB) to establish that Alexion did not excessively price SOLIRIS in Canada, which uses reference pricing.
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
Parts of our technology, techniques, proprietary compounds and potential product candidates, including those which are or may be in-licensed or developed in collaboration with third parties, may be found to infringe patents owned by or granted to others. We have, and may in the future, receive notices claiming our products infringe third party patents and third parties have and may in the future file civil lawsuits against us claiming infringement of their intellectual property rights. Chugai
Pharmaceutical Co., Ltd. filed suits in the U.S. and Japan alleging that ULTOMIRIS infringes patents held by Chugai. See Note 17, Commitments and Contingencies to the footnotes to the condensed consolidated financial statements. Additional third parties may claim that the manufacture, use or sale of our products or product candidates infringes patents owned or granted to such third parties. We are aware of patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of our products or investigational compounds. In respect to some of these we have invalidated the patents, obtained licenses, or expect to obtain licenses. However, with regard to others we have determined in our judgment that:
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
•perceived safety of our products;
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
Our efforts to bring more of our manufacturing operations under our control present additional risks. We have made significant investments in biologics manufacturing facilities, warehousing, fill-finish and other facilities at our sites in Athlone and Dublin, Ireland and at dedicated sites owned by third parties, including a Lonza facility in New Hampshire. We commenced manufacturing operations at certain of these sites prior to receiving regulatory approval and we have $86.1 of product produced at such sites in inventory as of March 31, 2021. Despite the significant investment we have made in these facilities and operations, we cannot guarantee that we will be able to successfully and timely complete the appropriate validation processes or obtain the necessary regulatory approvals for these and other facilities, that we will be able to perform the intended manufacturing and supply chain services at these facilities for commercial or clinical use or that we will be able to use the product manufactured at these sites. Prior to such time, we may continue to rely on third parties for these services.
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
Our Amended and Restated Credit Agreement requires us to comply with certain financial covenants and negative covenants, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, and engage in certain investment, acquisition and disposition transactions, subject to limited exceptions. If an event of default occurs (due to, for example, the failure to comply with certain covenants in the Amended and Restated Credit Agreement), the interest rate may increase and the administrative agent may be entitled to take various actions, including the acceleration of amounts due under the Amended and Restated Credit Agreement. If the interest rate imposed under our Amended and Restated Credit Agreement were to increase as a result of a default (or for any other reason), our expenses may increase and we may need to allocate additional funds to this interest expense (which may limit the use of these funds for other purposes, including growing our business or responding to changes in our business and industry). If some or all of the amounts outstanding under the Amended and Restated Credit Agreement were to be accelerated by the lenders, we may not have sufficient cash on hand to pay the amounts due, we may not be able to refinance such debt on terms acceptable to us (or at all) and we may be required to sell certain assets on terms that are unfavorable to us.
In addition, we have substantial contingent liabilities, including milestone and royalty obligations associated with acquisitions and strategic transactions, and we have been, and in the future may again be, engaged in disputes with certain counterparties regarding potential milestone and royalty obligations (we are currently subject to a claim in litigation in connection with the Syntimmune acquisition that we failed to meet our obligations with respect to the contingent consideration and plaintiff has requested payment of the full earn-out amount). Our increased indebtedness, including increased interest expense, together with our significant contingent liabilities, could, among other things:
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
As of March 31, 2021, the net carrying value of our goodwill and other intangible assets, net totaled $8,148.4. As required by GAAP, we evaluate goodwill and intangible assets for impairment on an annual basis, or as facts and circumstances warrant. We have recorded charges that include inventory write-downs for failed quality specifications or recalls, impairments with respect to investments and acquisitions, fixed assets and long-lived assets, outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters, and payments in connection with acquisitions and other business development activities, such as milestone payments. The impairment of tangible and intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets, adverse clinical results, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets.
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

We have designed, and from time to time we modify, our corporate structure, the manner in which we develop and use our intellectual property, and our intercompany transactions between our affiliates in a way that is intended to enhance our operational and financial efficiency and increase our overall profitability. The application of the tax laws and regulations of various countries in which we operate and to our global operations is subject to interpretation. We also must operate our business in a manner consistent with our corporate structure to realize such efficiencies. The tax authorities of the countries in which we operate may challenge our methodologies for valuing developed technology or for transfer pricing or other operations. If tax authorities determine that the manner in which we operate results in our business not achieving the intended tax consequences, our effective tax rate could increase (and such increase may be material) and harm our financial position and results of operations. For example, in August 2020, we received a notice of examination from the Dutch Tax Authorities (“DTA”) regarding certain matters relating to our 2014 through 2017 tax years. We entered into an agreement with the DTA in December 2020 and have agreed to pay approximately $73.8 in connection with the settlement, inclusive of the 2018 and 2019 tax years. After taking into account the $56.1 U.S. foreign tax credit claimed on the settlement, the net cash outflow was $17.7, representing a 3.1% net increase to the effective tax rate in that period. In addition, certain governments are considering and may adopt tax reform measures that significantly increase our worldwide tax liabilities. The Organization for Economic Co-operation and Development and other government bodies have focused on issues related to the taxation of multinational corporations, including, in the area of “base erosion and profit shifting,” where payments are made from affiliates in jurisdictions with high tax rates to affiliates in jurisdictions with lower tax rates. It is possible that these reform measures could increase our effective tax rate (and such increase may be material) and harm our financial position and results of operations over the next several years.
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
•customs and tax officials in foreign jurisdictions may disagree with the value we set when we or others import our products (including products that are donated for charitable purposes or used for clinical trials) and we may be required to pay additional duties or fines and such amounts may be substantial. For example, our offices in Brazil were visited by the Brazilian federal tax authorities and we received a written notice from such authorities requesting information with respect to the importation of SOLIRIS free of charge to patients in Brazil from 2014 to 2019. In connection with this matter, in August 2019, the Brazilian Federal Revenue Service provided a Notice of Tax and Description of the Facts to, among others, two Alexion subsidiaries. This notice focuses on: (i) the identity of the importer and (ii) the importation value of SOLIRIS vials in connection with Alexion’s free drug program in Brazil. See Note 17, Commitments and Contingencies to the condensed consolidated financial statements for more information on this matter);
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
•costs and difficulties in managing and monitoring international operations; and
•longer payment cycles.
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
We and our current and future third-party vendors, including contract manufacturers, CROs, distributors and suppliers and logistic providers are subject to rigorous and extensive regulation by governmental authorities around the world, including the FDA, EMA, the competent authorities of the EU Member States and the MHLW. These regulations, many of which are complex, relate to almost all aspects of our business, including GCP, GLP, cGMP and pharmacovigilance rules (for additional information on the regulations relating to our business, see “Business - Government Regulation” in Item 1 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020). If we or a regulatory agency discover new or previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where a product is manufactured (such as product contamination), or in the case of KANUMA, problems with animal operations, a regulatory agency may impose restrictions on that applicable product, the manufacturing facility or us. In 2013, we received a Warning Letter from the FDA relating to compliance with FDA’s cGMP requirements at one of our facilities, which was remediated. If we had failed to address the FDA’s concerns or if we (or one of our third-party contract manufacturers) were to receive another Warning Letter in the future relating to cGMP or other applicable regulations, the FDA or other regulatory authorities could take regulatory action, including fines, civil penalties, recalls, seizure of product, suspension of manufacturing operations, operating restrictions, injunctions, suspension of clinical trials, withdrawal of FDA (or other regulatory authority) approval and/or criminal prosecution.
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
Other related federal and state laws and regulations that may affect our ability to operate include, among others, the federal False Statements Statute, the federal Civil Monetary Penalties Law, the HIPAA criminal federal health care fraud statute, the federal Open Payments program, state anti-kickback and false claims acts, and state and local disclosure requirements and marketing restrictions. Additional information about the scope of these requirements and potential penalties is provided under “Government Regulation - Fraud and Abuse” included in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries, including Brazil, Colombia, Japan, Russia and Turkey. In addition, in October 2015, we received a request from the DOJ for the voluntary production of documents and other information pertaining to our compliance with the FCPA. The SEC and DOJ also sought information related to our recalls of specific lots of SOLIRIS and related securities disclosures. DOJ informed us that it closed its inquiry into these matters. We settled the investigation with the SEC in July 2020, and made payment of approximately $21.5 in disgorgement, civil penalties, and pre-judgment interest in connection with the settlement. In addition, following the settlement with the SEC in July 2020, the Ministry of Health in Turkey initiated an investigation regarding the matters referenced in the SEC Order as they relate to the Company’s operations in Turkey between 2010 and 2015 (for more information, see Note 17, Commitments and Contingencies to our condensed consolidated financial statements). We are cooperating with this investigation.
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
We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigations (as noted above) and enforcement and other legal actions on a variety of matters in the U.S. or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, tax and custom/import duties, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment and other claims and legal proceedings which may arise from conducting our business. We are involved in certain legal proceedings from time to time. See Note 17, Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on certain of these legal proceedings. In addition, in connection with any acquisitions, we may assume potential liability related to pending legal proceedings of the acquired company. For example, securities class action complaints were filed against Portola and certain officers of Portola alleging violation of the antifraud provisions of the Exchange Act of 1934 and the Securities Act of 1933 due to misrepresentations and omissions in public disclosures concerning sales of andexanet alfa between January 8, 2019 and February 26, 2020. Legal proceedings are inherently unpredictable, and the outcome can result in costly verdicts, fines and penalties, exclusion from federal healthcare programs and/or injunctive relief that affect how we operate our business. Defense of litigation claims can be expensive, time consuming and distracting, and it is possible that we could incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business, which could have a material adverse effect on our product sales, business and results of operations. In addition, product liability is a major risk in testing, selling, using and marketing biotechnology and pharmaceutical products. We may face potential product liability exposure in human clinical trials and for products we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management’s attention and could adversely affect our reputation and the demand for our products and result in significant monetary liability.
Changes in healthcare laws and implementing regulations, as well as changes in healthcare policy, may affect coverage and reimbursement of our products in ways that we cannot currently predict and these changes could adversely affect our business and financial condition.
In the U.S., there have been a number of legislative and regulatory initiatives focused on containing the cost of healthcare. The PPACA, for example, substantially changed the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacts the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, expansion of the 340B program, expansion of state Medicaid programs, fraud and abuse enforcement and rules governing the approval of biosimilar and generic products (and allowing biosimilars access to the market in accordance with the FDA’s Biosimilars Action Plan). These changes may impact existing government healthcare programs, industry competition, formulary composition, and may result in the development of new programs, including Medicare payment for performance initiatives, health technology assessments and improvements to the physician quality reporting system and feedback program. In 2016, CMS implemented changes to the Medicaid Drug Rebate Program under the PPACA and promulgated a final regulation in December 2020 implementing further changes to the program, as described in “Government Regulation - U.S. Healthcare Reform and Other U.S. and International Healthcare Laws” included in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate Program, the MFN Model may ultimately be implemented or the executive branch may issue similar pricing or discount initiatives that impact SOLIRIS or our other products. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate Program has and may continue to decrease revenues, increase our costs and the complexity of compliance, has been and may be time-consuming, and could have a material adverse effect on our results of operations.
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
Federal law requires that any manufacturer that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The 340B pricing program is described in “Government Regulation – Pharmaceutical Pricing and Reimbursement” included in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. We are a participant in the 340B drug pricing program and are, for the applicable covered entities, subject to the price ceiling. Any changes to the 340B drug pricing program, including:
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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
ISSUER PURCHASES OF EQUITY SECURITIES (amounts in millions, except per share amounts)
The following table summarizes our common stock repurchase activity during the first quarter 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31, 2021	—	$—	—	$2,024.7
February 1-28, 2021	—	$—	—	$2,024.7
March 1-31, 2021	—	$—	—	$2,024.7
Total	—	$—	—
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under our repurchase program, which superseded all prior repurchase programs. The entire amount authorized pursuant to this February 2017 Board approval has been utilized. On October 22, 2019, the Board of Directors approved a share repurchase authorization of up to $1,000.0. On July 28, 2020, the Board of Directors approved a new share repurchase authorization of up to an additional $1,500.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. As of March 31, 2021, there is a total of $2,024.7 remaining for repurchases under the repurchase program.
Item 5.OTHER INFORMATION.
None.

Item 6.EXHIBITS.
(a)Exhibits:

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101	The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity the three months ended March 31, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Ludwig N. Hantson, Ph.D.
Date: April 30, 2021		Ludwig N. Hantson, Ph.D. Chief Executive Officer (principal executive officer)

	By:	/s/ Aradhana Sarin, M.D.
Date: April 30, 2021		Aradhana Sarin, M.D. Executive Vice President and Chief Financial Officer (principal financial officer)